Form 10-Q
period 1995-04-29
BOMBAY COMPANY INC
filed 1995-06-09
CIK 96287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
   (Mark one)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 1995

                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------     -----------

                         Commission File Number 1-7288


                            THE BOMBAY COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     75-1475223
- -----------------------------------------------        -------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

550 Bailey Avenue, Suite 700, Fort Worth, Texas                  76107
- -----------------------------------------------        -------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (817) 347-8200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                  Number of shares outstanding at April 29, 1995
- --------------------------------------------------------------------------------
   Common stock, $1 par value                       37,068,482




                                    1 of 10

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter Ended April 29, 1995



                               TABLE OF CONTENTS


                                             PART I -- FINANCIAL INFORMATION

Item                                                                                                           Page No.
- ----                                                                                                           --------
1.       Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3-6

2.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .                7-8



                                               PART II -- OTHER INFORMATION


6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended
                                                      ----------------------------
                                                        April 29,         May 1,
                                                          1995             1994
                                                        ---------        ---------
Net sales                                                $77,943          $64,342
                                                         -------          -------
Costs and expenses:
  Cost of sales, buying and store occupancy               54,629           41,894
  Selling, general and administrative                     25,100           18,776
  Interest, net                                             (318)            (215)
  Store closing costs adjustment (Note 2)                 (4,400)            --
                                                         -------          -------
    Total costs and expenses                              75,011           60,455
                                                         -------          -------

Income before income taxes                                 2,932            3,887
Provision for income taxes                                 1,152            1,524
                                                         -------          -------
Net income                                                $1,780           $2,363
                                                         =======          =======
Net income per average common share and
  common equivalent share                                  $0.05            $0.06
                                                         =======          =======
Average common shares and common
  equivalent shares outstanding                           37,441           38,378
                                                         =======          =======

Cash dividends per common share                             --               --
                                                         =======          =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          April 29,       January 28,      May 1,
                                                            1995             1995           1994
                                                        ------------     ------------   ------------
ASSETS                                                  (Unaudited)                     (Unaudited)
Current assets:
 Cash and cash equivalents                                   $28,867         $30,670         $23,430
 Inventories                                                  68,122          73,208          74,882
 Deferred taxes                                               11,749          12,117           2,035
 Other current  assets                                         8,738          11,487          14,959
                                                            --------        --------        --------
  Total current assets                                       117,476         127,482         115,306

Property and equipment, net                                   50,500          51,123          43,515
Goodwill, less amortization                                      617             623             643
Other assets                                                  10,225          10,519           9,787
                                                            --------        --------        --------
  Total assets                                              $178,818        $189,747        $169,251
                                                            ========        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                       $17,491         $24,955         $16,592
 Accrued payroll and bonuses                                   3,374           4,271           5,986
 Store closing reserves (Note 2)                              12,667          20,824            --
                                                            --------        --------        --------
  Total current liabilities                                   33,532          50,050          22,578
                                                            --------        --------        --------
Accrued rent and other liabilities                             5,335           4,887           4,207
                                                            --------        --------        --------
Stockholders' equity:
 Preferred stock, $1 par value,
  1,000,000 shares authorized                                  --              --              --
 Common stock, $1 par value, 50,000,000
  shares authorized, 37,068,482,  36,649,966
  and 36,366,368 shares issued, respectively                  37,068          36,650          36,366
 Additional paid-in capital                                   71,066          68,433          64,462
 Retained earnings                                            32,365          30,585          42,290
 Cumulative effect of foreign currency translation              (548)           (858)           (652)
                                                            --------        --------        --------
  Total stockholders' equity                                 139,951         134,810         142,466
                                                            --------        --------        --------
Total liabilities and stockholders' equity                  $178,818        $189,747        $169,251
                                                            ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                   ------------------------
                                                                   April 29,        May 1,
                                                                     1995            1994
                                                                   ---------       --------
Cash flows from operating activities:
  Net income                                                          $1,780         $2,363
  Adjustments to reconcile net income
    to net cash from operations:
      Depreciation and amortization                                    3,264          2,354
      Deferred income taxes and other                                    (92)          (103)
      Noncash contributions to employee benefit plans                    438            347
      Store closing reserve adjustment                                (4,400)          --
  Change in assets and liabilities:
      (Increase) decrease in inventories                               4,153        (12,651)
      (Increase) decrease in other current assets                      3,141         (6,874)
      Decrease in current liabilities                                (11,001)        (2,004)
      Increase in noncurrent assets                                      (47)        (1,294)
      Increase in noncurrent liabilities                                 477            108
                                                                     -------        -------
  Net cash used by operations                                         (2,287)       (17,754)
                                                                     -------        -------
Cash flows from investing activities:
      Purchases of property and equipment                             (1,840)        (8,966)
      Sales of property and equipment                                    148             90
                                                                     -------        -------
  Net cash used by investing activities                               (1,692)        (8,876)
                                                                     -------        -------
Cash flows from financing activities:
      Sale of stock to employee benefit plans                            218            187
      Proceeds from the exercise of employee stock options             2,026           --
                                                                     -------        -------
  Net cash provided by financing activities                            2,244            187
                                                                     -------        -------
Effect of exchange rate change on cash                                   (68)           106
                                                                     -------        -------
Net decrease in cash                                                  (1,803)       (26,337)

Cash at beginning of period                                           30,670         49,767
                                                                     -------        -------
Cash at end of period                                                $28,867        $23,430
                                                                     =======        =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                          $333         $3,028


  The accompanying notes are an integral part of these consolidated financial statements.

                  THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) Accounting Principles

    In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 29, 1995 and May 1, 1994, and the results of operations and cash flows for the three months then ended. The results of operations for the three month periods ended April 29, 1995 and May 1, 1994 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the seven months ended January 28, 1995.

(2) Closing of Alex & Ivy

    On January 13, 1995, the Board of Directors announced the closing of the Company's Alex & Ivy chain of retail stores. A reserve of $41 million was established, representing the estimated costs of closing the 58-store division. During the quarter ended April 29, 1995, $4.4 million of the original reserve was reversed based on favorable results of negotiated lease terminations, thereby reflecting lower costs than originally projected. In the quarter ended April 29, 1995, a total of 40 Alex & Ivy stores were closed, with the remaining stores closed as of May 10, 1995, and 43 store lease termination agreements were fully executed.

(3) Preferred Share Purchase Rights

    On June 1, 1995, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right ("Rights") on each outstanding share of Company Common Stock, payable on June 15, 1995. The Rights, which have ten year terms, will be exercisable, upon the earlier of (i) the tenth calendar day after the first public announcement that a person or group, together with its affiliates and associates, has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock, or (ii) the tenth business day after the commencement of, or first public announcement of an intention to commence, a tender or exchange offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding Common Stock. Each Right (other than those held by the acquirer) will entitle its holder to purchase at the Right's exercise price of $50.00 one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company or a number of shares of Company Common Stock having a market value of twice the Right's exercise price. Rights held by the 15% holder will become void. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power, are sold, leased, exchanged or otherwise transferred, each Right holder (other than the acquirer, whose Rights become void) shall thereafter have the right to receive, for the exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of twice the exercise price.

    The Board of Directors of the Company will be entitled to redeem the Rights at one cent per Right any time before any such person acquires 15% or more of the outstanding Common Stock or the expiration date.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Bombay Company, Inc. ("Company") is a specialty retailer of home furnishings and accessories. The Bombay Company ("Bombay") markets traditionally styled furniture, prints and accessories throughout its 429 stores located in 43 states in the United States and nine Canadian provinces. At April 29, 1995, Bombay operated 203 stores which are in its large format of approximately 4,000 square feet. It is the Company's intention to continue to open new large format stores and convert existing small stores to the large format, but not necessarily at the same opening rates or sizes experienced during prior years. On January 13, 1995, the Company announced the closing of the Alex & Ivy retail chain.

    The Company changed its fiscal year end, effective January 28, 1995, to the Saturday nearest the end of January. The larger percentage of the Company's sales and operating income are realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material effect on sales or results of operations.

Results of Operations

Quarters Ended April 29, 1995 and May 1, 1994

    Net sales increased 21% to $77,943,000 for the quarter ended April 29, 1995 compared to $64,342,000 for the same period last year. Net sales, excluding Alex & Ivy, were $63,719,000 for the quarter ended April 29, 1995 compared to $60,622,000 for the prior year period. The sales increase is due to the addition of 30 stores and 47 stores converted to the large store format since May 1, 1994, but partially offset by same store sales decreasing 2%. Excluding the converted stores, same store sales declined 8%.

    Cost of sales, including buying and store occupancy costs, was $54,629,000 for the first quarter compared to $41,894,000 for the same period last year. As a percentage of sales, cost of sales increased to 70% for the quarter compared to 65% for the prior year. Bombay, excluding Alex & Ivy, had an increase in its cost of sales percentage to 69.2% for the first quarter compared to last year's 63.9%. The 5.3% increase is due to higher buying and occupancy costs (4.1%) and lower product margin (1.2%). The occupancy costs percentage increased as a result of the retail square feet added since last year and the effect of declining same store sales relative to the fixed nature of occupancy costs. The lower product margin reflects higher warehouse costs due to the addition of the new distribution center opened in Fall 1994.

    Selling, general and administrative expenses were $25,100,000 or 32.2% of sales for the quarter compared to $18,776,000 or 29.2% of sales for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, increased to 33.7% for the first quarter compared to 28.6% for the prior year period. The 5.1% increase is principally associated with store operating costs, such as advertising, insurance, payroll and supplies, relative to the same stores sales decline.

    The estimated costs of lease obligations for the Alex & Ivy store closings were adjusted by reversing $4.4 million of the original reserve based on favorable results of negotiated lease terminations, thereby reflecting lower costs than originally projected.

Liquidity and Capital Resources

    The primary sources of liquidity and capital resources are cash flows from operations and bank borrowings. Historically, for approximately six months of the year, bank borrowings have been utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used throughout the year to support letters of credit which are used extensively for overseas merchandise purchases. Letters of credit totaling $26,590,000 were outstanding at April 29, 1995. Bank lines total $75,000,000, of which $45,000,000 to $50,000,000 is committed under revolving credit agreements expiring December 31, 1995.

    At April 29, 1995, cash was $28,867,000, a decrease of $1,803,000 since January 28, 1995. Sources of cash for the three months ended April 29, 1995 were primarily from net income of $1,780,000, reduced inventory levels of $4,153,000, decrease in other current assets of $3,141,000 and proceeds from sale of common stock of $2,244,000. The primary uses of cash were reductions in liabilities of $10,524,000 and noncash items of $790,000. Capital expenditures were $1,840,000 for the three months ended April 29, 1995. A total of three new stores and two conversions were completed, and computer hardware upgrades were added during the first quarter of fiscal 1995.

    The store expansion program for the remainder of the fiscal year anticipates approximately six new stores and 12 store conversions to be opened. The total estimated capital expenditures for fiscal 1995 are $10,000,000. The Company believes that its current cash position, cash flow from operations and borrowings available under credit lines will be sufficient to fund current operations and its capital expenditure program.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended April 29, 1995. The Exhibits filed as a part of this report are listed below.



  Exhibit No.                        Description
  -----------                    -----------------------
     27                          Financial Data Schedule

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE BOMBAY COMPANY, INC.
                                           (Registrant)



                                           /s/  Robert E. M. Nourse
                                           Robert E. M. Nourse
                                           President and Chief Executive Officer





                                           /s/  James E. Herlihy
                                           James E. Herlihy
                                           Executive Vice President
                                           and Chief Financial Officer


Date:   June 9, 1995

                               INDEX TO EXHIBITS


  Exhibt
    No.                     Description
  ------                    -----------
    27                      Financial Data Schedule