Form 10-Q
period 1995-07-29
BOMBAY COMPANY INC
filed 1995-09-11
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 1995

                                       OR

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -----------      -----------

               Commission File Number 1-7288


                            THE BOMBAY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                75-1475223
               --------                                ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


      550 Bailey Avenue, Suite 700
            Fort Worth, Texas                             76107
            -----------------                             -----
(Address of principal executive offices)               (Zip Code)


                              (817) 347-8200
                              --------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X             No
                                        ---------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest praticable date.

          Class              Number of shares outstanding at July 29, 1995
          -----              ---------------------------------------------

Common stock, $1 par value                    37,153,856



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter Ended July 29, 1995

                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION

Item
----

1.  Financial Statements

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations


                          PART II -- OTHER INFORMATION


4.  Submission of Matters to a Vote of Security Holders

6.  Exhibits and Reports on Form 8-K

    Signatures

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)
                                Three Months Ended        Six Months Ended
                                ------------------        ----------------

                               July 29,   July 31,      July 29,     July 31,
                                1995        1994          1995         1994
                                ----        ----          ----         ----

Net sales                     $69,669     $78,199       $147,612    $142,541
                              -------     -------       --------    --------

Costs and expenses:
  Cost of sales, buying and
    store occupancy            49,311      50,438        103,940      92,333
  Selling, general and
    administrative             21,689      24,180         46,789      42,956
  Interest expense (income),
    net                          (252)       (131)          (570)       (347)
  Store closing costs
    adjustments                (1,600)         --          (6,000)        --
                               -------         --          -------        --


    Total costs and expenses   69,148      74,487        144,159     134,942
                               ------      ------        -------     -------


Income before income taxes        521       3,712          3,453       7,599
Provision for income taxes        205       1,441          1,357       2,965
                                  ---       -----          -----       -----


Net income                       $316      $2,271         $2,096      $4,634
                                 ====      ======         ======      ======

Net income per average common
  share and common equivalent
  share                         $0.01       $0.06          $0.06       $0.12
                                =====       =====          =====       =====

Average common shares and
  common equivalent shares
  outstanding                  37,613      37,827         37,527      38,102
                               ======      ======         ======      ======

Cash dividends per common
  share                            --          --             --          --
                                   ==          ==             ==          ==

The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                       (Dollars in thousands)
                                     July 29,   January 28,      July 31,
                                      1995         1995           1994
                                      ----         ----           ----
                                   (Unaudited)                 (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents           $22,242     $30,670        $10,371
  Inventories                          66,586      73,208         83,078
  Deferred taxes                        3,342      12,117          2,198
  Other current assets                 12,791      11,487         12,087
                                       ------      ------         ------


    Total current assets              104,961     127,482        107,734

Property and equipment, net            49,470      51,123         56,448
Goodwill, less amortization               611         623            636
Other assets                           10,021      10,519         13,399
                                       ------      ------         ------
    Total assets                     $165,063    $189,747       $178,217
                                     ========    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued
    expenses                          $14,892     $24,955        $22,126
    Accrued payroll and bonuses         3,059       4,271          5,079
  Store closing reserves (Note 2)          --      20,824             --
                                           --      ------             --


    Total current liabilities          17,951      50,050         27,205
                                       ------      ------         ------

Accrued rent and other liabilities      6,205       4,887          4,426
                                        -----       -----          -----


Stockholders' equity:
  Preferred stock, $1 par value
    1,000,000 shares authorized            --          --             --
  Common stock, $1 par value,
    50,000,000 shares authorized,
    37,153,856, 36,649,966 and
    36,448,043 shares issued,
    respectively                        37,154       36,650         36,448
  Additional paid-in capital            71,621       68,433         66,228
  Retained earnings                     32,681       30,585         44,561
  Cumulative effect of foreign
    currency translation                  (549)        (858)          (651)
                                         -----        -----          -----

    Total stockholders' equity         140,907      134,810        146,586
                                       -------      -------        -------


    Total liabilities and
    stockholders' equity              $165,063     $189,747       $178,217
                                      ========     ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                       (Dollars in thousands)
                            (Unaudited)
                                                  Six Months Ended
                                                  ----------------

                                                July 29,    July 31,
                                                  1995        1994
                                                  ----        ----
Cash flows from operating activities:
  Net income                                      $2,096      $4,634
  Adjustments to reconcile net income
    to net cash from operations:
      Depreciation and amortization                6,107       5,051
      Deferred income taxes and other              8,019         624
      Noncash contributions to employee              835       1,284
      benefit plans
      Store closing reserve adjustments           (6,000)         --
  Change in assets and liabilities:
      (Increase) decrease in inventories           5,705     (20,983)
      Increase in other current assets              (647)     (4,169)
      Increase (decrease) in current liabilities (24,877)      2,395
      Increase in noncurrent assets                 (214)     (3,013)
      Increase in noncurrent liabilities           1,397       1,307
                                                   -----       -----

  Net cash used by operations                     (7,579)    (12,870)
                                                  -------    --------

Cash flows from investing activities:
      Purchases of property and equipment         (3,541)    (27,494)
      Sales of property and equipment                258         246
                                                     ---         ---

  Net cash used by investing activities           (3,283)    (27,248)
                                                  -------    --------

Cash flows from financing activities:
      Sale of stock to employee benefit plans        406         393
      Proceeds from the exercise of employee
        stock options                              2,110         234
                                                   -----         ---

  Net cash provided by financing activities        2,516         627
                                                   -----         ---

Effect of exchange rate change on cash               (82)         95
                                                    ----          --


Net decrease in cash                              (8,428)    (39,396)

Cash at beginning of period                       30,670      49,767
                                                  ------      ------

Cash at end of period                            $22,242     $10,371
                                                 =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes      $698      $4,947

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

(1)Accounting Principles
   ---------------------

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 29, 1995 and July 31, 1994, and the results of operations and cash flows for the six months then ended. The results of operations for the six month and three month periods ended July 29, 1995 and July 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the seven months ended January 28, 1995.

(2)Closing of Alex & Ivy
   ---------------------
  On January 13, 1995, the Board of Directors announced the closing of the Company's Alex & Ivy chain of retail stores. A reserve of $41 million was established, representing the estimated costs of closing the 58-store division. During the quarters ended April 29, 1995 and July 29, 1995, respectively, $4.4 million and $1.6 million of the original reserve was reversed based on favorable results of negotiated lease terminations, thereby reflecting lower costs than originally projected. All Alex & Ivy stores were closed as of May 10, 1995 and all store lease termination agreements were fully executed as of July 29, 1995.

(3)Preferred Share Purchase Rights
   -------------------------------

  On June 1, 1995, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right (`Rights'') on each outstanding share of Company Common Stock, payable on June 15, 1995. The Rights, which have ten year terms, will be exercisable, upon the earlier of (i) the tenth calendar day after the first public announcement that a person or group, together with its affiliates and associates, has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock, or (ii) the tenth business day after the commencement of, or first public announcement of an intention to commence, a tender or exchange offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding Common Stock. Each Right (other than those held by the acquirer) will entitle its holder to purchase at the Right's exercise price of $50.00 one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company or a number of shares of Company Common Stock having a market value of twice the Right's exercise price. Rights held by the 15% holder will become void. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power, are sold, leased, exchanged or otherwise transferred, each Right holder (other than the acquirer, whose Rights become void) shall thereafter have the right to receive, for the exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of twice the exercise price.

  The Board of Directors of the Company will be entitled to redeem the Rights at one cent per Right any time before any such person acquires 15% or more of the outstanding Common Stock or the expiration date.

Item 2.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------

Results of Operations
---------------------

General
-------

The Bombay Company, Inc. ("Company") is a specialty retailer of home furnishings and accessories. The Bombay Company ("Bombay") markets traditionally styled furniture, prints and accessories throughout its 432 stores located in 42 states in the United States and nine Canadian provinces. At July 29, 1995, Bombay operated 212 stores which are in its large format of approximately 4,000 square feet. It is the Company's intention to continue to open new large format stores and convert the majority of the existing small stores to the large format, but not necessarily at the same opening rates or sizes experienced during prior years. On January 13, 1995, the Company announced the closing of the Alex & Ivy retail chain. The closure of these 58 stores was completed on May 10, 1995.

The largest percentage of the Company's sales and operating income are realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material effect on sales or results of operations.

Results of Operations
---------------------

Quarters ended July 29, 1995 and July 31, 1994
----------------------------------------------

Net sales were $69,669,000 for the quarter ended July 29, 1995 compared to $78,199,000 for the same period last year. Net sales, excluding Alex & Ivy, were $69,164,000 for the quarter ended July 29, 1995 compared to $72,920,000 for the prior year period. Same store sales for Bombay stores decreased 11% for the second fiscal quarter. The same store sales include 38 stores which were converted to a large store format during the last twelve months. Excluding these converted large format stores, same store sales for the three months ended July 29, 1995 decreased 14%.

Cost of sales, including buying and occupancy costs, was $49,311,000 for the second fiscal quarter compared to $50,438,000 for the same period last year. As a percentage of sales, cost of sales increased to 70.8% for the quarter compared to 64.5% for the prior year. Bombay, excluding Alex & Ivy, had an increase in its cost of sales percentage to 70.7% for the quarter ended July 29, 1995 compared to last year's 63.1%. The 7.6% increase is due to higher buying and occupancy costs (5.0%) and lower product margin (2.6%). The occupancy costs percentage increased as a result of the retail square feet added since last year and the effect of declining same store sales relative to the fixed nature of occupancy costs. The lower product margin is related to slightly higher product costs and a shift in the company's marketing calendar, with the 1995 summer promotions beginning four weeks earlier than in the prior year. In addition, this year's summer promotions featured slightly more aggressive discounts in selected product lines and discontinued merchandise.

Selling, general and administrative expenses were $21,689,000 or 31.1% of sales for the quarter compared to $24,180,000 or 30.9% of sales for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, increased to 31.2% for the second fiscal quarter compared to 29.4% for the prior year period. The 1.8% increase is principally associated with advertising and payroll costs. Fixed payroll costs increased relative to sales, but were significantly offset by declines in performance-based pay.
The estimated costs of lease obligations for the Alex & Ivy store closings were adjusted by reversing $1.6 million of the original reserve based on favorable results of negotiated lease terminations, thereby reflecting lower costs than originally projected.

Six Months Ended July 29, 1995 and July 31, 1994
------------------------------------------------

Net sales were $147,612,000 for the six months ended July 29, 1995, compared to $142,541,000 for the same period last year. Excluding Alex & Ivy, sales for the six months were $132,883,000 compared to $133,542,000 for the same period in the prior year. Same store sales for Bombay stores decreased 7% for the six months ended July 29, 1995. The same store sales include 38 stores which were converted to a large store format during the last twelve months. Excluding these large format stores, same store sales decreased 12% for the six months ended July 29, 1995.

Cost of sales, including buying and store occupancy costs, was $103,940,000 or 70.4% of sales for the six months compared to $92,333,000 or 64.8% for the same period last year. Bombay, excluding Alex & Ivy, had an increase in its cost of sales percentage to 70.0% for the six months compared to last year's 63.4%. The 6.6% increase is due to higher buying and occupancy costs (4.7%) and lower product margin (1.9%). The occupancy costs percentage increased as a result of the retail square feet added since last year and effect of declining same store sales relative to the fixed nature of occupancy costs. The lower product margin is related to slightly higher product costs and a shift in the company's marketing calendar, with the 1995 summer promotions beginning four weeks earlier than in the prior year. Additionally, this year's summer promotions featured slightly more aggressive discounts in selected product lines and discontinued merchandise. Higher warehouse costs in the first fiscal quarter also contributed to the decline in product margin for the six months ended July 29, 1995 as a new distribution center was opened in Fall 1994.
Selling, general and administrative expenses were $46,789,000 or 31.7% of sales for the six months ended July 29, 1995 compared to $42,956,000 or 30.1% of sales for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, increased to 32.4% for the six months compared to 29.1% for the prior year period. The 3.3% increase is principally associated with store operating costs, such as payroll, advertising and insurance. Fixed payroll costs increased relative to sales, but were significantly offset by declines in performance-based pay.

The estimated costs of lease obligations for the Alex & Ivy store closings were adjusted by reversing $6.0 million of the original reserve based on favorable results of negotiated lease terminations, thereby reflecting lower costs than originally projected.

Liquidity and Capital Resources
-------------------------------

The primary sources of liquidity and capital resources are cash flows from operations and bank borrowings. Historically, for approximately six months of the year, bank borrowings have been utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used throughout the year to support letters of credit which are used extensively for overseas merchandise purchases. Letters of credit totaling $23,880,000 were outstanding at July 29, 1995. Bank lines total $75,000,000, of which $50,000,000 is committed under revolving credit agreements expiring December 31, 1995.

At July 29, 1995, cash and short-term investments were $22,242,000, a decrease of $8,428,000 since January 28, 1995. Sources of cash for the six months ended July 29, 1995 were primarily from net income of $2,096,000, reduced inventory levels of $5,705,000, proceeds from the exercise of employee stock options of $2,110,000 and noncash items totaling $8,961,000. The primary uses of cash were reductions in liabilities of $24,877,000 and capital expenditures of $3,541,000. A total of six new stores and eight store conversions were completed during the six months ended July 29, 1995.

The store expansion program for the remainder of the fiscal year anticipates approximately four new stores and two store conversions. The total estimated capital expenditures for fiscal 1995 are $5,000,000. This estimate has been significantly reduced since April 29, 1995 primarily due to lower store construction costs and fewer store openings than originally planned. The Company believes that its current cash position, cash flow from operations and borrowings available under credit lines will be sufficient to fund current operations and its capital expenditure program.

                          PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

(a)The Annual Meeting of Shareholders of the Company was held on June 1, 1995.

(b)Directors elected to hold office are listed in the Proxy Statement, filed with the Commission on April 14, 1995, which is incorporated herein by reference.

(c)Other matters voted upon:  None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)The Exhibits filed as a part of this report are listed below.

  Exhibit No.                              Description
  -----------                              -----------
      20                    Notice of Annual Meeting of Shareholders and Proxy
                            Statement, filed with the Commission on April 14,
                            1995.  Such Exhibit is incorporated herein by
                            reference.

      27                    Financial Data Schedule

(b)On June 2, 1995 a Form 8-K was filed to report a dividend distribution of Preferred Stock Purchase Rights.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE BOMBAY COMPANY, INC.
                                     (Registrant)


                                      /s/  Robert E. M. Nourse
                                      ------------------------
                                      Robert E. M. Nourse
                                      President and Chief Executive Officer



                                      /s/  James E. Herlihy
                                      ---------------------
                                      James E. Herlihy
                                      Executive Vice President
                                      and Chief Financial Officer

Date:  August 30, 1995