Form 10-Q
period 1995-10-28
BOMBAY COMPANY INC
filed 1995-12-12
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 28, 1995

                                       OR

     ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -----------      -----------

               Commission File Number 1-7288
                                      ------

                              THE BOMBAY COMPANY, INC.
    ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                75-1475223
     -------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

550 Bailey Avenue, Suite 700, Fort Worth,Texas            76107
----------------------------------------------         ---------
   (Address of principal executive offices)            (Zip Code)

                              (817) 347-8200
             --------------------------------------------------
            (Registrant's telephone number, including area code)



Former name,former address and former fiscal year,if changed since last report)


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

          Class                  Number of shares outstanding at
                                        October 28, 1995
 ----------------------------------------------------------------
Common stock, $1 par value                 37,270,445

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

Financial Statements ...................................

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ..................

                          PART II -- OTHER INFORMATION

Exhibits and Reports on Form 8-K .......................

Signatures .............................................

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
               (In thousands, except per share amounts)
                              (Unaudited)
                               Three Months Ended    Nine Months Ended
                               ------------------    ------------------
                               October    October    October    October
                                 28,        30,        28,        30,
                                1995       1994       1995       1994

Net sales                       $70,424   $77,473   $218,036   $220,014


Costs and expenses:
  Cost of sales, buying and      49,052    51,813    152,993    144,146
  store occupancy
  Selling, general and           24,082    24,911     70,872     67,867
  administrative
  Interest expense (income),net    (101)      163       (672)      (184)
  Store closing costs               --         --    ( 6,000)         --
  adjustments

    Total costs and expenses     73,033    76,887    217,193    211,829


Income (loss) before income     (2,609)       586        843      8,185
taxes
Provision (benefit) for         (1,026)       229        331      3,194
income taxes

Net income (loss)              ($1,583)      $357       $512     $4,991

Net income (loss) per average
 common share and common
 equivalent share               ($0.04)     $0.01      $0.01      $0.13

Average common shares and
 common equivalent shares       37,592     37,773     37,549     37,992
 outstanding

Cash dividends per common share   --         --         --         --

The accompanying notes are an integral part of these consolidated financial statements.

                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                           (Dollars in thousands)
                                             October      January     October
                                               28,          28,         30,
                                              1995         1995        1994
                                           ---------      --------  ----------
                                          (Unaudited)               (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                     $798     $30,670      $1,569
  Inventories                                 85,928      73,208     101,591
  Deferred taxes                               2,830      12,117       2,202
  Other current  assets                       16,382      11,487      16,668

    Total current assets                     105,938     127,482     122,030

Property and equipment, net                   48,252      51,123      64,569
Goodwill, less amortization                      603         623         629
Other assets                                   9,909      10,519      10,865

    Total assets                            $164,702    $189,747    $198,093
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable - banks                     $  --       $  --        $25,205
  Accounts payable and accrued expenses       15,847      24,955      16,572
  Accrued payroll and bonuses                  2,620       4,271       2,465
  Store closing reserves (Note 2)              --         20,824        --


    Total current liabilities                 18,467      50,050      44,242

Accrued rent and other liabilities             6,113       4,887       4,879


Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                --           --          --
  Common stock, $1 par value, 50,000,000
    shares authorized, 37,270,445,
    36,649,966
    and 36,600,711 shares issued,             37,270      36,650      36,601
    respectively
  Additional paid-in capital                  72,344      68,433      67,949
  Retained earnings                           31,098      30,585      44,918
  Cumulative effect of foreign                  (590)       (858)       (496)
  currency translation

    Total stockholders' equity               140,122     134,810     148,972

    Total liabilities and                   $164,702    $189,747    $198,093
    stockholders' equity

The accompanying notes are an integral part of these consolidated financial statements.

                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                          (Dollars in thousands)
                               (Unaudited)
                                                      Nine Months Ended

                                                       October       October
                                                         28,           30,
                                                        1995          1994
Cash flows from operating activities:
  Net income                                             $512       $4,991
  Adjustments to reconcile net income
    to net cash from operations:
      Depreciation and amortization                     9,103        7,730
      Deferred income taxes and other                   7,558          600
      Noncash contributions to employee benefit plans   1,244        1,670
      Store closing reserve adjustments                (6,000)          --
  Change in assets and liabilities:
      Increase in inventories                         (12,519)     (39,314)
      Increase in other current assets                 (3,264)      (5,803)
      Decrease in current liabilities                 (25,598)      (5,084)
      Increase in noncurrent assets                      (481)      (3,617)
      Increase in noncurrent liabilities                1,359        1,920

  Net cash used by operations                         (28,086)     (36,907)

Cash flows from investing activities:
      Purchases of property and equipment and          (5,049)     (38,164)
      other
      Sales of property and equipment                     358          283

  Net cash used by investing activities                (4,691)     (37,881)


Cash flows from financing activities:
      Net borrowings under line of credit                --         25,205
      agreements
      Sale of stock to employee benefit plans             624        1,130
      Proceeds from the exercise of employee            2,333          261
      stock options

  Net cash provided by financing activities             2,957       26,596

Effect of exchange rate change on cash                    (52)          (6)

Net decrease in cash                                  (29,872)     (48,198)

Cash at beginning of period                            30,670       49,767

Cash at end of period                                    $798       $1,569
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes         $1,122       $5,572

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)Accounting Principles
   ---------------------
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 28, 1995 and October 30, 1994, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month and three month periods ended October 28, 1995 and October 30, 1994 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Report to Shareholders for the seven months ended January 28, 1995.

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

(4)  Subsequent Event - Lawsuits Discharged
    ---------------------------------------
  In January and February 1995, three lawsuits were filed against the Company and its Chief Executive Officer in the United States District Court for the Northern District of Texas, seeking class action status on behalf of the purchasers of the Company's common stock. In November 1995, the lawsuits were settled for a nominal amount.


                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------

of Operations
-------------

General
-------
The Bombay Company, Inc. ("Company") is a specialty retailer of home furnishings and accessories. The Bombay Company ("`Bombay") markets traditionally styled furniture, prints and accessories throughout its 436 stores located in 42 states in the United States and nine Canadian provinces. At October 28, 1995, Bombay operated 217 stores which are in its large format of approximately 4,000 square feet. It is the Company's intention to continue to open new large format stores and convert the majority of the existing small stores to the large format, but not necessarily at the same opening rates or sizes experienced during prior years. On January 13, 1995, the Company announced the closing of the Alex & Ivy retail chain. The closure of these 58 stores was completed on May 10, 1995.

The largest percentage of the Company's sales and operating income are realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material effect on sales or results of operations.

Results of Operations
---------------------

Quarters ended October 28, 1995 and October 30, 1994
----------------------------------------------------
Net sales were $70,424,000 for the quarter ended October 28, 1995 compared to $77,473,000 for the same period last year. There were no Alex & Ivy sales or operations in the quarter ended October 28, 1995. Net sales, excluding Alex & Ivy, were $71,043,000 for the quarter ended October 30, 1994. Same store sales for Bombay stores decreased 4% for the third fiscal quarter. The same store sales include 18 stores which were converted to a large store format during the last twelve months. Excluding these converted large format stores, same store sales decreased 6% for the three months ended October 28, 1995.

Cost of sales, including buying and occupancy costs, was $49,052,000 for the third quarter compared to $51,813,000 for the same period last year. As a percentage of sales, cost of sales increased to 69.6% for the quarter compared to 66.9% for the prior year. Excluding Alex & Ivy, the percentage was 65.0% for the quarter ended October 30, 1994. The 4.6% increase for Bombay, excluding Alex & Ivy, is due to higher buying and occupancy costs (3.1%) and lower product margin (1.5%). The occupancy costs percentage increase is a result of the retail square feet added since last year and effect of declining same store sales relative to the fixed nature of occupancy costs. The lower product margin is primarily related to the effect of lowering selected retail prices, increase in warehousing and freight costs, and a shift in sales mix as consumers tended to purchase a greater proportion of merchandise on sale compared to full price merchandise.

Selling, general and administrative expenses were $24,082,000 or 34.2% of sales for the quarter compared to $24,911,000 or 32.2% of sales for the comparable
prior year period.   Excluding Alex & Ivy, the percentage was 31.3% for the
quarter ended October 30, 1994. The 2.9% increase for Bombay, excluding Alex & Ivy, is principally associated with advertising and payroll costs.

Nine Months Ended October 28, 1995 and October 30, 1994
-------------------------------------------------------
Net sales were $218,036,000 for the nine months ended October 28, 1995, compared to $220,014,000 for the same period last year. Excluding Alex & Ivy, sales for the nine months were $203,307,000 compared to $204,586,000 for the same period in the prior year. Same store sales for Bombay stores decreased 6% for the nine months ended October 28, 1995. The same store sales include 18 stores which were converted to a large store format during the last twelve months. Excluding these large format stores, same store sales decreased 10% for the nine months ended October 28, 1995.
Cost of sales, including buying and store occupancy costs, was $152,993,000 or 70.2% of sales for the nine months compared to $144,146,000 or 65.5% for the same period last year. Bombay, excluding Alex & Ivy, had an increase in its cost of sales percentage to 69.9% for the nine months compared to last year's 64.0%. The 5.9% increase is due to higher buying and occupancy costs (4.2%) and lower product margin (1.7%). The occupancy costs percentage increased as a result of the retail square feet added since last year and effect of declining same store sales relative to the fixed nature of occupancy costs. The lower product margin is primarily related to the effect of lowering selected retail prices, increase in warehousing and freight costs, and a shift in sales mix as consumers tended to purchase a greater proportion of merchandise on sale compared to full price merchandise.

Selling, general and administrative expenses were $70,872,000 or 32.5% of sales for the nine months ended October 28, 1995 compared to $67,867,000 or 30.8% for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, increased to 33.0% for the nine months compared to 29.8% for the prior year period. The increase is principally associated with payroll, advertising and insurance costs. Fixed payroll costs increased relative to sales, but were significantly offset by declines in performance-based pay.

The estimated costs of lease obligations for the Alex & Ivy store closings were adjusted by reversing $6.0 million of the original reserve based on favorable results of negotiated lease terminations, thereby reflecting lower costs than originally projected.

Liquidity and Capital Resources
-------------------------------
The primary sources of liquidity and capital resources are cash flows from operations and bank borrowings. Historically, for approximately six months of the year, bank borrowings have been utilized to fund seasonal inventory purchases. Although no bank borrowings have been utilized in the current fiscal year, it is expected that the credit lines will be used in November and the early part of December. In addition, the bank credit lines are used throughout the year to support letters of credit which are used extensively for overseas merchandise purchases. Letters of credit totaling $21,459,000 were outstanding at October 28, 1995. Bank lines total $75,000,000, of which $50,000,000 is committed under revolving credit agreements expiring December 31, 1995.

At October 28, 1995, cash and short-term investments were $798,000, a decrease of $29,872,000 since January 28, 1995. Sources of cash for the nine months ended October 28, 1995 were primarily net income, adjusted for noncash items, of $12,417,000 and proceeds from the exercise of employee stock options of $2,333,000. The primary uses of cash were reductions in current liabilities of $25,598,000, increased inventory levels of $12,519,000 and capital expenditures of $5,049,000. A total of ten new stores and ten store conversions were completed, and two stores were closed during the nine months ended October 28, 1995.

The store expansion program for the remainder of the fiscal year anticipates approximately one new store. The total estimated capital expenditures for fiscal 1995 are $5,500,000. The Company believes that its current cash position, cash flow from operations and borrowings available under credit lines will be sufficient to fund current operations and its capital expenditure program.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
---------------------------------------

  No reports on Form 8-K have been filed during the quarter ended October 28, 1995. The Exhibits filed as a part of this report are listed below.

 Exhibit No.                                  Description
 -----------                                  -----------
     27                                   Financial Data Schedule

                                   SIGNATURES
                                   ----------
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE BOMBAY COMPANY, INC.
                                   (Registrant)


                                   /s/ Robert E. M. Nourse
                                   -----------------------
                                   Robert E. M. Nourse
                                   President and Chief Executive Officer



                                   /s/ James E. Herlihy
                                   --------------------
                                   James E. Herlihy
                                   Executive Vice President
                                   and Chief Financial Officer