Form 10-K
period 1996-02-03
BOMBAY COMPANY INC
filed 1996-05-03
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K
          (Mark One)
           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended February 3, 1996
                                         OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from -------------  to -----------

             Commission file number 1-7288

                              The Bombay Company, Inc.
               (Exact name of registrant as specified in its charter)

               A Delaware Corporation                 75-1475223
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)       Identification Number)

            550 Bailey Avenue, Suite 700
                 Fort Worth, Texas                       76107
          (Address of principal executive             (Zip Code)
                      offices)

               (Registrant's telephone number, including area code)
                                  (817) 347-8200


           Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class             Name of Each Exchange
                                           on Which Registered
           -------------------             --------------------

          Common Stock, Par Value,        New York Stock Exchange
              $1 Per Share


                       Securities registered pursuant to
                           Section 12(g) of the Act:
                                        NONE

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes   X   No
                                                   -----    -----

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

             The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on April 15, 1996 was approximately $406,981,346.

             Shares outstanding at  April 15,1996:  Common  Stock, $1  Par
          Value: 37,423,572

                        DOCUMENTS INCORPORATED BY REFERENCE:

             (a) Portions of the Annual Report to Shareholders for the Fiscal Year Ended February 3, 1996 (as expressly incorporated by reference in Parts I, II, and IV).

             (b) Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 16, 1996 (as expressly incorporated by reference in Part III).


                                      Form 10-K
                                       PART I
          ITEM 1. Business.

          General
          -------

             The Bombay Company, Inc. (the "Company") is a specialty retailer which markets lifestyle furniture, prints and accessories through a network of 434 retail stores in the United States and Canada. For financial information by geographic areas, see Note 7 of Notes to Consolidated Financial Statements, located on page 21 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
          Exhibit is incorporated herein by reference.
<F7>


          Merchandise Sales, Purchasing and Distribution
          ----------------------------------------------

             Bombay products internally designed or styled represent approximately 95% of total sales. New products are introduced each year, with over 1,500 new items introduced in fiscal year 1995. The fiscal 1995 sales mix consisted of: 47% furniture, 27% accessories, 17% wall decor (principally prints, mirrors and sconces) and 9% lamps and other categories.

             Merchandise is manufactured to Company specifications through a network of manufacturers located principally in Asia, the United States, Canada, Mexico and South America. Approximately 60% of production needs are provided from overseas sources. Branch offices located in Taiwan and Malaysia, and agents in various countries coordinate production requirements with manufacturers, provide technical expertise and ensure quality standards are met.

             Approximately 75% of the Company's merchandise requirements are supplied by 35 contract manufacturers in seven countries. Although no long-term production agreements exist with manufacturers, there are long standing relationships with the major vendors. Formal agreements with major manufacturers are in place which prohibit production of proprietary products for any other party. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors.

             Usually, it takes several months from the time a merchandise order is placed with an overseas manufacturer until the goods are received at centralized distribution centers. Order lead times are slightly less for domestic manufacturers principally due to shorter shipping time. Lead times can vary depending on seasonality factors especially in months when factories are producing at or near peak capacity to meet seasonal demands. While overseas purchases are principally denominated in U.S. dollars, significant foreign currency fluctuations could affect landed cost.

               Store inventories are replenished from four distribution centers, three of which are located in the United States and one in Canada. The Company replenishes the majority of store inventories within 48 hours of receipt of a store order and replenishes over 90% of stores within 72 hours.

          Stores and Real Estate
          ----------------------

             The stores offer a wide variety of attractively styled, ready-to-assemble furniture, prints and accessories, with a strong emphasis on value and quality. Significant attention is given to visual merchandising in order to display products in the most attractive setting. Stores are completely remerchandised several times a year coincident with the mailing of each catalogue. To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992. The large format Bombay stores are approximately 4,000 square feet, while the regular stores average 1,700 square feet. At February 3, 1996, 218 large format Bombay stores were in operation, including 131 stores that have been converted from regular stores since fiscal 1992. Over 90% of all stores are located in major shopping malls. At February 3, 1996, stores were operating in 42 states in the United States and nine of ten provinces in Canada, as illustrated in the map below.

          {The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:

          United States:
            WA - 8                 OR - 3                  CA - 50
            NV - 3                 UT - 3                  AZ - 5
            NM - 1                 CO - 3                  NE - 1
            KS - 3                 OK - 4                  TX - 21
            MN - 7                 IA - 1                  MO - 8
            AR - 1                 LA - 7                  WI - 3
            IL - 18                MS - 1                  MI - 10
            IN - 4                 KY - 2                  TN - 12
            AL - 5                 OH - 20                 NH - 3
            MA - 11                RI - 2                  CT - 6
            NY - 28                PA - 20                 NJ - 15
            DE - 3                 MD - 11                 DC - 2
            WV - 1                 VA - 15                 NC - 9
            SC - 4                 GA - 13                 FL - 31

          Canada:
            BC - 8                 AB - 4                  SK - 1
            MB - 2                 ON - 26                 PQ - 9
            NB - 3                 NF - 1                  NS - 2}


           Bombay store locations by geographic
           region are as follows:                South      102
                                                 Northeast   94
                                                 Midwest     94
                                                 West        88
                                                 Canada      56
                                                            ---
                                                 Total      434


                                     COMPETITION

             The home furnishings and decorative accessories market is highly fragmented. The Company faces competition from furniture stores, department stores and other specialty retailers. However, direct competition with these stores is limited to some extent because such stores are not principally focused on lifestyle furnishings and household accessories at moderate prices and do not offer the same broad selection. The Company believes that it competes primarily on the basis of selection, quality and value of merchandise.


                                      EMPLOYEES

             The Company has approximately 5,000 employees, which include approximately 3,000 part-time employees and is not a party to any union contract. Employee relations are considered to be good.


                                     SEASONALITY

             Operating  results   are   subject  to   seasonal   variation.
          Historically, the largest proportion of sales  and income occurs
          in the fiscal  quarter   that includes  December  (the Christmas
          season). Cash increases significantly in December due to the Christmas business.


                                     INTANGIBLES

             The  Company  owns  a  number  of  copyright,  trademark   and
          tradename registrations. Management considers these intangibles to be valuable assets and defends them as necessary.


                               RISKS AND UNCERTAINTIES

             All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include, but are not limited to, competition, economic downturns, dependence upon product development, international business risks and seasonality of business.



          ITEM 2.  Properties.

             The Company  owns its  headquarters office  complex,  but all
          stores  and  distribution  centers  are  leased  under   numerous
          operating leases, generally with 10 year terms. At February 3, 1996, owned and occupied office space was approximately 72,000 square feet, and leased distribution/office and retail space was approximately 821,000 and 1,256,000 square feet, respectively.
          Leased  property  consists   of  stores,  distribution  centers,
          administrative  offices,  and  various  equipment,  with  leases
          expiring between  1996 and  2006.   Distribution  facilities are
          located in  the Atlanta, Fort  Worth, Philadelphia  and  Toronto
          areas.   Office facilities  are located  in the  Fort  Worth and
          Toronto areas. Adequate insurance coverage is carried on all leased properties.

             For additional lease information, see Note 4 of Notes to Consolidated Financial Statements, located on page 19 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F4>

          ITEM 3.  Legal Proceedings.

             The information in response to Item 3 is contained in Note 4 of Notes to Consolidated Financial Statements, located on page 19 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F4>

          ITEM 4.  Submission of Matters to a Vote of Security Holders.

             There were no matters submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.



                                       PART II

          ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

             (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices are contained in the section entitle "Price Range of Common Stock," located on page 24 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F3>
             (b) The approximate number of record holders of common stock on April 15, 1996 was 3,300.

             (c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.


          ITEM 6.  Selected Financial Data.

             The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 10 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F1>

          ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             The information  in response  to Item  7 is  contained in  the
          section  entitled  "Management's  Discussion    and  Analysis,"
          located on pages 11 to 13 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F2>

          ITEM 8.  Financial Statements and Supplementary Data.

             The information in response to Item 8 is contained in the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                  Page Number(s) in
                                                                                   Annual Report*
                                                                                  -----------------

             Financial Statements and Supplementary Data
             -------------------------------------------

             Consolidated Statements  of  Operations for  the  Years Ended
               February 3, 1996, July 3, 1994 and July 4, 1993 and the Seven
               Months Ended January 28, 1995............................................14

             Consolidated Balance Sheets at  February 3, 1996, January 28,
               1995 and July 3, 1994....................................................15

             Consolidated Statements  of Cash  Flows  for the  Years Ended
               February 3, 1996, July 3, 1994 and July 4, 1993 and the Seven
               Months Ended January 28, 1995............................................16

             Consolidated Statements of Stockholders' Equity for the  Years
               Ended February 3, 1996, July 3,  1994,  July  4, 1993  and
               and the Seven Months Ended January 28, 1995 .............................17

             Notes to Consolidated Financial Statements .............................18-22

             Report of Independent Accountants .........................................23

             Unaudited Quarterly Financial Data ........................................24

          *The indicated  pages of  The Bombay  Company, Inc.  1995  Annual
          Report to Shareholders are filed as Exhibit 13 to this Annual Report on Form 10-K. Such Exhibit is incorporated herein by reference.

          ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

           There have been no changes in or disagreements with accountants on accounting or financial disclosures.

                                      PART III

          ITEM 10.  Directors and Executive Officers of the Registrant.

             The information  required  by  this  item  appears  under  the captions "Election of Directors", "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.


          ITEM 11.  Executive Compensation.

             The information required by this item appears under the captions "Executive Compensation" and "Compensation of Directors" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.


          ITEM 12.   Security Ownership  of Certain  Beneficial Owners  and
          Management.

             The information required by this item appears under the captions "Security Ownership" and "Certain Transactions" in the Definitive Proxy Statement of The Bombay Company, Inc. relating
          to  the   Company's  Annual   Meeting  of   Shareholders,  which
          information is incorporated herein by reference.


          ITEM 13.  Certain Relationships and Related Transactions.

             The information required by this item appears under the captions "Terms of Office; Relationships" and "Certain
          Transactions" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of
          Shareholders,  which  information   is  incorporated  herein   by
          reference.


                                       PART IV


          ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             (a)The following documents are filed as a part of this Report for The Bombay Company, Inc. and its subsidiaries:

             (1)The financial statements as  cross-referenced in Item 8  of this Form  10-K  Annual Report,  together  with the  report
               thereon of  Price  Waterhouse  LLP  dated   March  6,  1996,
               appearing  in  the  accompanying  1995   Annual  Report  to
               Shareholders are incorporated by reference in this Form
               10-K Report. With the exception of the aforementioned information and information incorporated in Items 1, 2, 3, 5, 6 and 7, the 1995 Annual Report to Shareholders is not
               deemed filed  as  part  of  this  Report.    The  following
               financial statement schedule should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (2)Financial Statement Schedule:

               Report of  Independent Accountants  on Financial  Statement
                 Schedule..................................................9

               Schedule II-Valuation and Qualifying Accounts  and Reserves
                 for the Years Ended February 3,1996, July 3, 1994 and
                 July 4,1993 and the Seven Months Ended January 28, 1995..11

             (3) Exhibits:

               A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

             (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended February 3, 1996.

<AUDIT-REPORT>
                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                            FINANCIAL STATEMENT SCHEDULE


          To the Board of Directors
          of The Bombay Company, Inc.

             Our audits of the consolidated financial statements referred to in our report dated March 6, 1996, appearing on page 23 of the 1995 Annual Report to Shareholders of The Bombay Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


          PRICE WATERHOUSE LLP

          Fort Worth, Texas
          March 6, 1996
</AUDIT-REPORT>


                                     SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE BOMBAY COMPANY, INC.
                                              (Registrant)



          Date:  April 17, 1996                  /s/   ROBERT E. M. NOURSE
                                              ----------------------------

                                              Robert E. M. Nourse
                                              President,  Chief  Executive
                                              Officer and Director

             Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                  Position              Date
                   ----                  --------              ----
          /s/  CARSON R. THOMPSON  Chairman of the Board    April 19 , 1996
          -----------------------
            Carson R. Thompson

                                   Director
          -----------------------
              Barbara Bass

                                   Director
          -----------------------
             Edmund H. Damon

          /s/ ROBERT S. JACKSON    Director                 April 18, 1996
           ----------------------
            Robert S. Jackson

                                   Director
           ----------------------
              A. Roy Megarry

          /s/ CLAYTON E. NILES     Director                 April  22, 1996
           ----------------------
              Clayton E. Niles

          /s/ ROBERT E. RUNICE     Director                 April  25, 1996
           ----------------------
             Robert E. Runice

                                   Director
           ----------------------
              Shirley Young

                                   Executive Vice
                                   President and
                                   Chief Financial
          /s/  JAMES E. HERLIHY    Officer                  April 26, 1996
           ----------------------
              James E. Herlihy

          /s/  ELAINE D. CROWLEY    Treasurer               April 26, 1996
           ----------------------
              Elaine D. Crowley

                         THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (Dollars in Thousands)

                                                        Additions
                                                 ------------------------
                                                 Charged to    Charged to
                                     Balance at    Costs         Other                      Balance at
                                     Beginning      and         Accounts-   Deductions-       End of
                 Description         of Period    Expenses      Describe     Describe         Period
                 -----------         ---------   ----------     ---------   -----------     ----------

          Twelve Months Ended
          July 3, 1994
          -------------------
          Store Conversion Reserve -
            Asset Writedown            $12,095         --           --        $3,669 (1)       $8,426

          Seven Months Ended
          January 28, 1995
          ------------------
          Store Conversion Reserve -    $8,426         --           --        $1,473 (1)       $6,953
            Asset Writedown

          Store Closing Reserve:
            Asset Writedown            $  --        $20,075         --          $928 (2)      $19,147
            Reserve:
              Lease Obligations        $  --        $19,475         --           --           $19,475
              Employee Separations     $  --         $1,450         --          $101 (3)       $1,349

          Twelve Months Ended
          February 3, 1996
          -------------------
          Store Conversion Reserve -
            Asset Writedown             $6,953         --           --        $1,630 (1)       $5,323

          Store Closing Reserve:
            Asset Writedown            $19,147         --           --       $19,147 (2,5)      $  --
            Reserve:
              Lease Obligations        $19,475         --           --       $19,475 (4,5)      $  --
              Employee Separations      $1,349         --           --        $1,349 (3,5)      $  --

           (1)Primarily remaining book value of leasehold improvements of Bombay stores, written off as they were converted to the large store format.

           (2)Write-off of sold or disposed assets.

           (3)Severance payments related to the closure of the Alex & Ivy division.

           (4)Lease termination payments related to the closure of the Alex & Ivy division.

           (5)Includes reversals of $952,000, $4,626,000 and $422,000 related to Asset Writedown, Lease
              Obligations and Employee Separations, respectively, reflecting lower costs than originally projected.



                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                  INDEX TO EXHIBITS

          Filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

        Number    Description
        ------    -----------

        3(a)  - Restated Certificate of Incorporation dated January 1,
                1993 and Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993 and Bylaws, as amended and restated effective June 24, 1993. (1)

        10(a) - The Bombay Company, Inc. 1986 Stock Option Plan. (2)

        10(b) - Form of Stock Option Agreement used to evidence stock options granted under The Bombay Company, Inc. 1986 Stock Option Plan. (3)

        10(c)  - Executive Officers Incentive Compensation Plan. (7)

        10(d)  - Form of Indemnification Agreement. (2)

        10(e)  - The Bombay Company, Inc. 1991 Director Stock Option
                 Plan. (4)

        10(f)  - Form of Director Stock Option Agreement used to
                 evidence stock option grants under The Bombay Company, Inc. 1991 Director Stock Option Plan. (5)

        10(g)  - The Bombay Company, Inc. Supplemental Stock Program.
                 (5)

        10(h)  - Consulting Agreement dated April 1, 1991 between Carson
                 R. Thompson  and the Registrant. (5)

        10(i)  - The Bombay Company, Inc. 1993 Stock Deferral Plan for
                 Non-Employee Directors. (6)

        10(j)  - Form of Executive Severance and Non-Competition
                 Agreement dated December 8, 1992 between Robert E. M. Nourse, Aagje M. T. Nourse, and James E. Herlihy and the Registrant. (1)

        10(k)  - Executive Long Term Disability Plan. (8)

        10(l)  - The Bombay Company, Inc. 1996 Long-Term Incentive Stock
                 Plan. (9)

         13   -  The Bombay Company, Inc. 1995 Annual Report to
                 Shareholders is filed as exhibit hereto solely to the extent portions thereof are expressly incorporated herein by reference.

         22   -  Subsidiaries of the Registrant. (8)

         23   -  Definitive Proxy Statement of the Company relating to
                 Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (10)

         24   -  Consent of Independent Accountants.

                               -------------------------------
[FN]
          (1) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.

          (2) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 10, 1986, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1986. Such Exhibit is incorporated herein by reference.

          (3) Filed with the Co mmission as an Exhibit to the Company's Registration Statement on Form S-2, No. 33-26807, filed
              February 3,  1989.   Such Exhibit  is incorporated  herein  by
              reference.

          (4) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 8, 1991, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991. Such Exhibit is incorporated herein by reference.

          (5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 28, 1992. Such Exhibit is incorporated herein by reference.

          (6) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated September 7, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.

          (7) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated September 2, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 3, 1994. Such Exhibit is incorporated herein by reference.

          (8) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 3, 1994. Such Exhibit is incorporated herein by reference.

          (9) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated May 16, 1996, which Proxy Statement was filed with the Commission on April 3, 1996. Such Exhibit is incorporated herein by reference.

          (10)Filed with the Commission on April 3, 1996.