Form 10-Q
period 1996-05-04
BOMBAY COMPANY INC
filed 1996-06-18
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 1996

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR

                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            -------     -------

                         Commission File Number 1-7288
                                                ------

                          THE BOMBAY COMPANY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                          75-1475223
              ------------------                --------------------
          (State or other jurisdiction           (I.R.S. Employer
           of incorporation or organization)     Identification No.)


550 Bailey Avenue, Suite 700, Fort Worth, Texas         76107
- -----------------------------------------------   ------------------
  (Address of principal executive offices)           (Zip Code)


                         (817) 347-8200
  ------------------------------------------------------------------
      (Registrant's telephone number, including area code)


  ------------------------------------------------------------------
         Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fiing requirements for the past 90 days.

                                                 Yes  (X)         No


         Class              Number of shares outstanding at May 4, 1996
- ------------------------------------------------------------------------
Common stock, $1 par value                   37,549,761


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                           Quarter Ended May 4, 1996



                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION




Financial Statements

Management's Discussion and Analysis of Financial
  Condition and Results of Operations



                          PART II -- OTHER INFORMATION


Exhibits and Reports on Form 8-K

Signatures


           THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
             Consolidated Statements of Operations
           (In thousands, except per share amounts)
                          (Unaudited)
                                          Three Months Ended
                                      --------------------------
                                        May 4,          April 29,
                                         1996             1995
                                      ---------         --------
Net sales                              $68,082          $77,943


Costs and expenses:
  Cost of sales, buying and store       48,326           54,629
  occupancy
  Selling, general and                  23,878           25,100
  administrative
  Interest, net                           (102)            (318)
  Store closing costs adjustment            --           (4,400)


    Total costs and expenses            72,102           75,011


Income (loss) before income taxes       (4,020)           2,932
Provision (benefit) for income          (1,580)           1,152
taxes


Net income (loss)                      ($2,440)          $1,780



Net income (loss) per average
common share
  and common equivalent share           ($0.06)           $0.05



Average common shares and common
  equivalent shares outstanding         38,198           37,441




Cash dividends per common share             --               --




The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  May 4,          February 3,       April 29,
                                  1996                1996            1995
                               ----------         -----------      ----------
ASSETS                         (Unaudited)                        (Unaudited)
- ------

Current assets:
  Cash and cash equivalents       $7,470            $24,079         $28,867
  Inventories                    102,987             88,341          68,122
  Income taxes receivable          4,535              7,249           2,647
  Deferred taxes                   2,356              3,252          11,749
  Other current assets             9,636             10,214           6,091


    Total current assets         126,984            133,135         117,476

Property and equipment, net       44,903             46,265          50,500
Goodwill, less amortization          589                596             617
Other assets                      10,306             10,700          10,225


    Total assets                $182,782           $190,696        $178,818


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and
  accrued expenses               $21,499            $28,275         $17,491
  Accrued payroll and bonuses      3,396              3,394           3,374
  Store closing reserves (Note 2)     --                 --          12,667


    Total current liabilities     24,895             31,669          33,532


Accrued rent and other             6,818              6,559           5,335
liabilities

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized       --                 --              --
  Common stock, $1 par value,
  50,000,000
    shares authorized,
    37,549,761, 37,362,027
    and 37,068,482 shares
    issued,                       37,550             37,362          37,068
    respectively
  Additional paid-in capital      73,561             72,781          71,066
  Retained earnings               40,538             42,978          32,365
  Cumulative effect of foreign      (580)              (653)           (548)
  currency translation


    Total stockholders' equity   151,069            152,468         139,951


Total liabilities and           $182,782           $190,696        $178,818
stockholders' equity


The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                       (Dollars in thousands)
                             (Unaudited)
                                                   Three Months Ended
                                                -----------------------
                                                 May 4,       April 29,
                                                  1996          1995
                                                -------       ---------
Cash flows from operating activities:
  Net income (loss)                             ($2,440)       $1,780
  Adjustments to reconcile net income
    to net cash from operations:
      Depreciation and amortization                2,937        3,264
      Deferred income taxes and other              1,064         (92)
      Noncash contributions to employee              421          438
      benefit plans
      Store closing reserve adjustment                --      (4,400)
  Change in assets and liabilities:
      (Increase) decrease in inventories        (14,560)        4,153
      Decrease in other current assets             3,305        3,141
      Decrease in current liabilities            (6,684)      (11,001)
      Increase in noncurrent assets                (193)          (47)
      Increase in noncurrent liabilities             349          477


  Net cash used by operations                   (15,801)       (2,287)


Cash flows from investing activities:
      Purchases of property and equipment        (1,259)       (1,840)
      Sales of property and equipment                58           148


  Net cash used by investing activities          (1,201)       (1,692)


Cash flows from financing activities:
      Sale of stock to employee benefit plans       209           218
      Proceeds from the exercise of employee
      stock options                                 228         2,026


  Net cash provided by financing activities         437         2,244


Effect of exchange rate change on cash              (44)          (68)


Net decrease in cash                            (16,609)       (1,803)

Cash at beginning of period                      24,079        30,670


Cash at end of period                            $7,470       $28,867


Supplemental disclosures of cash flow
information:
  Cash paid during the period for income taxes     $595         $333

The accompanying notes are an integral part of these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)Accounting Principles
   ---------------------
  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments other than as described below) necessary to present fairly the financial position as of May 4, 1996 and April 29, 1995, and the results of operations and cash flows for the three months then ended.
The results of operations for the three month periods ended May 4, 1996 and April 29, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Shareholders.


(2)  Inventory Capitalization
     ------------------------
  During the quarter ended May 4, 1996, the Company recorded a one time credit to cost of goods sold relating to the refinement of its method of allocating overhead to inventory. Such adjustment reduced cost of goods sold for the period by $1,284,000 and decreased the loss per share by $.02.

(3)  Financing Arrangements
     ----------------------
  The Company has committed lines of credit totaling $30,000,000 and uncommitted lines of $25,000,000 with its banks under agreements which expire on June 30, 1996. The Company is negotiating a new financing agreement which will provide for a $30,000,000 committed and a $15,000,000 uncommitted facility expiring in June 1997. The agreement is expected to be signed by the end of June. Such facility will be used primarily for its seasonal working capital needs.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------


General
- -------
The Bombay Company, Inc. (`Company'') is a specialty retailer which markets lifestyle furniture, prints and accessories through its 433 locations of The Bombay Company (`Bombay'') retail stores in 42 states in the United States and nine Canadian provinces. At May 4, 1996, Bombay operated 221 stores which are in its large format of approximately 4,000 square feet. Over the long term, it is the Company's intention to continue to open new large format stores and convert the majority of the existing small stores to the large format, but not necessarily at the same opening rates or as large as the stores opened in the prior years. On January 13, 1995, the Company announced the closing of the Alex & Ivy retail chain. The closure of these 58 stores was completed on May 10, 1995.

The largest percentage of the Company's sales and operating income are realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material effect on sales or results of operations.


Results of Operations
- ---------------------


Quarters ended May 4, 1996 and April 29, 1995
- ---------------------------------------------
Net sales were $68,082,000 for the quarter ended May 4, 1996 compared to $77,943,000 for the same period last year which included sales relating to the closed Alex & Ivy division. Excluding Alex & Ivy, net sales were $63,719,000 for the quarter ended April 29, 1995. Sales increases for Bombay are primarily due to increased same store sales of 5% for the quarter.

Cost of sales, including buying and occupancy costs, was $48,326,000 for the fiscal quarter compared to $54,629,000 for the same period last year.
As a percentage of sales, cost of sales increased to 71.0% for the quarter compared to 70.1% for the prior year. Excluding Alex & Ivy, the percentage was 69.2% for the quarter ended April 29, 1995. The 1.8% increase for Bombay, excluding Alex & Ivy, is due to lower product margin (4.4%) partially offset by lower buying and occupancy costs (.7%) and a one time credit of $1,284,000 relating to the refinement of the Company's method of allocating overhead to inventory (1.9%). The lower product margin is a result of a continuing shift in the sales mix as consumers tend to purchase a greater portion of sale or special purchase merchandise compared to full price merchandise as well as slightly higher freight and handling costs. The percentage decrease in buying and occupancy costs reflects their relative fixed nature measured against sales gains.

Selling, general and administrative expenses were $23,878,000 or 35.1% of sales for the quarter compared to $25,100,000 or 32.2% for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, was 33.7% for the quarter ended April 29, 1995. The 1.4% increase for Bombay is principally associated with payroll costs slightly offset by lower advertising, relative to sales.


Liquidity and Capital Resources
- -------------------------------
The primary sources of liquidity and capital resources are cash flows from operations and bank borrowings. Historically, for approximately six months of the year, bank borrowings have been utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used throughout the year to support letters of credit which are used extensively for overseas merchandise purchases. Letters of credit totaling $22,434,000 were outstanding at May 4, 1996. Bank lines total $55,000,000, of which $30,000,000 is committed under revolving credit agreements expiring
June 30, 1996. Based on current assessment of financing requirements, the Company is negotiating a new financing agreement providing bank lines totaling $45,000,000 of which $30,000,000 will be committed. The agreement is expected to be signed by the end of June.

At May 4, 1996, cash was $7,470,000, a decrease of $16,609,000 since
February 3, 1996. Uses of cash for the three months ended May 4, 1996 were primarily due to increased inventory levels of $14,560,000 and reductions in current liabilities of $6,684,000. The primary sources of cash were operating results, adjusted for noncash items, of $1,982,000 and reductions of current assets of $3,305,000. Capital expenditures for the quarter, totaling $1,259,000, included one new store opening and one conversion.

The store expansion program for the remainder of the fiscal year anticipates approximately four new stores and one store conversion. The total estimated capital expenditures for fiscal 1996 are $5,000,000. The Company believes that its current cash position, cash flow from operations and borrowings available under credit lines will be sufficient to fund current operations and its capital expenditure program.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
- -----------------------------------------


     No reports on Form 8-K have been filed during the quarter ended May 4, 1996. No exhibits have been filed as a part of this report.




                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE BOMBAY COMPANY, INC.
                                     (Registrant)

                                       /s/  Robert E. M. Nourse
                                     --------------------------

                                     Robert E. M. Nourse
                                     President and Chief Executive Officer





                                       /s/  James E. Herlihy
                                     -----------------------

                                     James E. Herlihy
                                     Executive Vice President
                                     and Chief Financial Officer



Date:  June 18, 1996