Form 10-Q
period 1996-08-03
BOMBAY COMPANY INC
filed 1996-09-17
CIK 96287

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                      Form 10-Q

                            Quarter Ended August 3, 1996

                                 FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

 (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 3, 1996

                                     OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR

                    THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       -----------      -----------

                     Commission File Number 1-7288


                        THE BOMBAY COMPANY, INC.

           (Exact name of registrant as specified in its charter)

              Delaware                           75-1475223
         -----------------                     ----------------
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)           Identification No.)


550 Bailey Avenue, Suite 700,                      76107
      Fort Worth, Texas
- ------------------------------------          ----------------
Address of principal executive offices)         (Zip code)

                       (817) 347-8200
 ---------------------------------------------------------------
    (Registrant's telephone number, including area code)



 ----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes    X         No
                                        -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                  Number of shares outstanding at
                                      August 3, 1996
- --------------------------------------------------------------------------
Common stock, $1 par                    37,609,003
       value


                                  TABLE OF CONTENTS


                           PART I -- FINANCIAL INFORMATION

Item
- ----

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


 4.   Submission of Matters to a Vote of Security Holders

 6.   Exhibits and Reports on Form 8-K

   Signatures


                         THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations
                         (In thousands, except per share amounts)
                                        (Unaudited)

                                    Three Months Ended    Six Months Ended

                                    August 3,   July 29,  August 3,  July 29,
                                      1996        1995       1996     1995
                                    ---------    ------   --------   -------
Net sales                            $71,203    $69,669   $139,285  $147,612


Costs and expenses:
   Cost of sales, buying and store    51,863     49,311    100,190   103,940
    occupancy
   Selling, general and               23,178     21,689     47,055    46,789
    administrative
   Interest, net                         (19)      (252)      (122)     (570)
   Store closing costs adjustment         --     (1,600)        --    (6,000)




     Total costs and expenses         75,022     69,148    147,123   144,159


Income (loss) before income taxes     (3,819)       521     (7,838)    3,453

Provision (benefit) for income        (1,511)       205     (3,091)    1,357
  taxes


Net income (loss)                    ($2,308)      $316    ($4,747)   $2,096



Net income (loss) per average
  common share
  and common equivalent share         ($0.06)     $0.01     ($0.13)    $0.06



Average common shares and common
  equivalent shares outstanding       37,572     37,613     37,885    37,527




Cash dividends per common share         --        --        --         --

The accompanying notes are an integral part of these consolidated financial statements.


                       THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                (Dollars in thousands)
                                       August     February        July
                                         3,           3,           29,
                                        1996         1996         1995
                                    ----------    --------     ----------
ASSETS                              (Unaudited)                (Unaudited)
- ------
Current assets:
  Cash and cash equivalents            $1,755      $24,079      $22,242
  Inventories                         103,321       88,341       66,586
  Income taxes receivable               6,828        7,249           --
  Deferred taxes                        2,120        3,252        3,342
   Other current  assets                8,635       10,214       12,791


     Total current assets             122,659      133,135      104,961

Property and equipment, net            43,884       46,265       49,470
Goodwill, less amortization               582          596          611
Other assets                            9,737       10,700       10,021



      Total assets                   $176,862     $190,696     $165,063

LIABILITIES AND STOCKHOLDERS'EQUITY
- -----------------------------------

Current liabilities:
   Accounts payable and accrued      $17,682       $28,275      $14,892
    expenses
   Accrued payroll and bonuses         2,986         3,394        3,059


      Total current liabilities       20,668        31,669       17,951


Accrued rent and other liabilities     6,958         6,559        6,205


Stockholders' equity:
   Preferred stock, $1 par value,
    1,000,000 shares authorized           --            --          --
   Common stock, $1 par value,
    50,000,000
    shares authorized, 37,609,003,
    37,362,027
    and 37,153,856 shares issued,     37,609        37,362       37,154
    respectively
   Additional paid-in capital         74,039        72,781       71,621
   Retained earnings                  38,231        42,978       32,681
   Cumulative effect of foreign         (643)         (653)        (549)
    currency translation


      Total stockholders' equity     149,236       152,468      140,907


Total liabilities and stockholders' $176,862      $190,696     $165,063
         equity


The accompanying notes are an integral part of these consolidated financial statements.


                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                               (Dollars in thousands)
                                    (Unaudited)
                                                        Six Months Ended
                                                    -----------------------
                                                    August 3,       July 29,
                                                     1996             1995
                                                    --------        -------
Cash flows from operating activities:
   Net income (loss)                                ($4,747)         $2,096

   Adjustments to reconcile net income (loss)
    to net cash from operations:
      Depreciation and amortization                   5,756           6,107
      Deferred income taxes and other                 1,708           8,019
      Noncash contributions to employee                 848             835
      benefit plans
      Store closing reserve adjustment                   --          (6,000)
   Change in assets and liabilities:
     (Increase) decrease in inventories             (14,964)          5,705
     (Increase) decrease in other current             3,019            (647)
      assets
     Decrease in current liabilities                (12,607)        (24,877)
     Increase in noncurrent assets                     (318)           (214)
     Increase in noncurrent liabilities                 517           1,397


   Net cash used by operations                      (20,788)         (7,579)


Cash flows from investing activities:
     Purchases of property and equipment             (2,330)         (3,541)
     Sales of property and equipment                    163             258


   Net cash used by investing activities             (2,167)         (3,283)


Cash flows from financing activities:
     Sale of stock to employee benefit plans            407             406
     Proceeds from the exercise of employee             228           2,110
      stock options

Net cash provided by financing activities               635           2,516

Effect of exchange rate change on cash                  (4)             (82)

Net decrease in cash                               (22,324)          (8,428)

Cash at beginning of period                         24,079           30,670

Cash at end of period                               $1,755          $22,242



Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes       $735             $698

The accompanying notes are an integral part of these consolidated financial statements.


                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements



         (1)  Accounting Principles
              ---------------------
            In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments other than as described below) necessary to present fairly the financial position as of August 3, 1996 and July 29, 1995, and the results of operations and cash flows for the six months then ended. The results of operations for the six month and three month periods ended August 3, 1996 and July 29, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Shareholders.


         (2)  Inventory Capitalization
              ------------------------
            During the quarter ended May 4, 1996, the Company recorded a one time credit to cost of goods sold relating to the refinement of its
         method of  allocating  overhead  to  inventory.    Such  adjustment
         reduced cost of goods sold for the first fiscal quarter by $1,284,000 and decreased the loss per share by $.02.


         (3)  Financing Arrangements
              ----------------------
            In  July  1996,  the   Company  entered  into  revolving   credit
         agreements with banks aggregating $40,000,000 in unsecured lines of credit, of which $30,000,000 is committed. The lines, which expire July 15, 1997, are used for working capital and letter of credit purposes, and bear interest at negotiated rates.


         (4) Subsequent Event - Management Change
             ------------------------------------
            On September 5, 1996, the Board of Directors announced that Mr. Carson R. Thompson replaced Mr. Robert E. M. Nourse as President and Chief Executive Officer. Mr. Thompson had been Chairman of the Board since 1982 and Chief Executive Officer from 1982 until his
         retirement from  that  position  in 1991.    With  this  management
         change, Mr. Clayton E. Niles, a director of the Company since 1982,
         was elected  to  the  position  of  Chairman  of  the  Board.    In
         connection with the change, Mr. Nourse also resigned as a director of the Company. The Board further announced the departure of Ms. Aagje M. T. Nourse, Executive Vice President of Merchandising and Marketing.

            Mr. and Ms. Nourse  are each covered  by Executive Severance  and
         Non Competition Agreements  entered into on  December 8,  1992.   A
         charge associated with  the terminations  will be  recorded in  the
         third quarter.   The total costs  have not been  finalized but  are
         presently anticipated to be no less than $3 million.



                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

         Item 2. Management's Discussion and Analysis of Financial Condition
         -------------------------------------------------------------------

         and Results of Operations
         -------------------------


         General
         -------
            The Bombay Company, Inc. ("Company'") is a specialty retailer which markets lifestyle furniture, prints and accessories through its 431 locations of The Bombay Company ("Bombay") retail stores
         in 42 states in the United States and nine Canadian provinces.   At
         August 3, 1996, Bombay operated 221 stores which are in its large format of approximately 4,000 square feet. Over the long term, it is the Company's intention to continue to open new large format stores and convert the majority of the existing small stores to the large format, but not at the same opening rates or necessarily as
         large as the  stores opened  in the prior  years.   On January  13,
         1995, the Company announced the closing of the Alex & Ivy retail chain. The closure of these 59 stores was completed on May 10, 1995.

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


         Results of Operations
         ---------------------


         Quarters ended August 3, 1996 and July 29, 1995
         -----------------------------------------------
            Net sales were $71,203,000 for the quarter ended August 3, 1996 compared to $69,669,000 for the same period last year which included sales relating to the closed Alex & Ivy division. Excluding Alex & Ivy, net sales were $69,164,000 for the quarter ended July 29, 1995. Same store sales were flat when compared to sales from the corresponding period of the prior year with new store sales accounting for the majority of the increase.

            Cost of sales, including buying and occupancy costs,was $51,863,000 for the fiscal quarter compared to $49,311,000 for the same period last year. As a percentage of sales, cost of sales increased to 72.8% for the quarter compared to 70.8% for the prior year. Excluding Alex & Ivy, the percentage was 70.7% for the quarter ended July 29, 1995. The 2.1% increase for Bombay, excluding Alex & Ivy, is due to lower product margin (2.3%) partially offset by lower buying and occupancy costs (.2%). The lower product margin is a result of a continuing shift in the sales mix as consumers purchase a greater portion of sale or special purchase merchandise compared to full price merchandise as well as slightly higher freight and handling costs. The percentage decrease in buying and occupancy costs reflects their relative fixed nature measured against sales gains.

            Selling, general and administrative expenses were $23,178,000 or 32.6% of sales for the quarter compared to $21,689,000 or 31.1% for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, was 31.2% for the quarter ended July 29, 1995. The 1.4% increase for Bombay is principally associated with payroll costs partially offset by lower advertising, relative to sales.


         Six Months Ended August 3, 1996 and July 29, 1995
         -------------------------------------------------
            Net sales were $139,285,000 for the six months ended August 3, 1996, compared to $147,612,000 for the same period last year. Excluding Alex & Ivy, sales for the six months ended July 29, 1995
         were $132,883,000.    Sales increases are the  result of new  store
         openings and same store sales increases of 2% for the six months.

            Cost of sales, including buying and store occupancy costs, was $100,190,000 or 71.9% of sales for the six months compared to
         $103,940,000 or 70.4%  for the same  period last  year.   Excluding
         Alex & Ivy, the amounts for Bombay were $93,028,000 or 70.0% of sales for the six months ended July 29, 1995. The 1.9% increase for Bombay is due to lower product margin (3.3%) partially offset by slightly lower buying and occupancy costs in relation to sales (.5%) and a one time credit of $1,284,000 in the first fiscal quarter relating to the refinement of the Company's method of
         allocating overhead to inventory (.9%).   The lower product  margin
         is a result of a continuing shift in the sales mix as consumers purchase a greater portion of sale or special purchase merchandise compared to full price merchandise as well as slightly higher freight and handling costs. The percentage decrease in buying and occupancy costs reflects their relative fixed nature measured against sales gains.

         Selling, general and administrative expenses were $47,055,000 or 33.8% of sales for the six months ended August 3, 1996 compared to $46,789,000 or 31.7% for the comparable prior year period. The percentage for Bombay, excluding Alex & Ivy, was 32.4% for the six months ended July 29, 1995. The 1.4% increase for Bombay is primarily related to payroll costs.


         Liquidity and Capital Resources
         -------------------------------
            The primary sources  of liquidity  and capital  resources are  cash
         flows from  operations  and  bank borrowings.    Historically,  for
         approximately six months  of the  year, bank  borrowings have  been
         utilized to fund  seasonal inventory purchases.   In addition,  the
         bank credit lines are used throughout  the year to support  letters of credit which are used extensively for overseas merchandise purchases. Letters of credit totaling $23,022,000 were outstanding
         at  August  3,  1996.    Bank  lines  total  $40,000,000  of  which
         $30,000,000 is committed under revolving credit agreements expiring July 15, 1997.

         At August 3, 1996, cash and short-term investments were $1,755,000, a decrease of $22,324,000 since February 3, 1996. Uses of cash for the six months ended August 3, 1996 were primarily due to increased inventory levels of $14,964,000 and reductions in current liabilities of $12,607,000. The primary sources of cash were operating results, adjusted for noncash items, of $3,565,000 and reductions of current assets of $3,019,000. Capital expenditures for the six months, totaling $2,330,000, included three new store openings and two conversions.

         The store expansion program for the remainder of the fiscal year anticipates approximately five new stores and two conversions. The total estimated capital expenditures for fiscal 1996 are $5,000,000. Inventory levels at $103,321,000 are $36,735,000 over prior year levels and are between $20 million and $30 million over desired levels. Through promotional selling, order cancellations and seasonal increase in sales, the Company expects a significant reduction in its over-inventory position by the end of its fiscal year. The Company believes that its current cash position, cash flow from operations and borrowings available under credit lines will be sufficient to fund current operations and its capital expenditures program.


                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                             PART II - OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------------


         (a) The Annual Meeting of Shareholders of the Company was held on May 16, 1996.

         (b) Directors elected to hold office are listed in the attached
             Proxy Statement which is incorporated   herein by reference.
             Directors elected: Clayton E. Niles, Carson R. Thompson and Shirley Young. Directors continuing: Barbara Bass,
             Edmund H. Damon, Robert S. Jackson, A.
             Roy Megarry, Robert E. M. Nourse and Robert E. Runice.

         (c) Other matters voted upon:

           (1)Election of Directors:
              Clayton E. Niles - For:  31,944,078    Against:  925,048
              Carson R. Thompson - For:  31,952,275    Against:  916,851
              Shirley Young - For 31,951,221    Against:  917,904

           (2)To approve the adoption of the 1996 Long-Term Incentive Stock Plan, as described in the attached Proxy Statement, which plan description is incorporated herein by reference.

              Voting results:  For: 13,040,915
                               Against:  11,330,147
                               Abstain:  196,453
                               Non-votes:  8,301,610



         Item 6. Exhibits and Reports on Form 8-K

         (a)  The Exhibits filed as a part of this report are listed below.


         Exhibit No.                                   Description
         -----------                         -----------------------------

            20                               Notice of Annual Meeting of
                                             Shareholders and Proxy
                                             Statement, filed with the
                                             Commission on April 3, 1996.
                                             Such Exhibit is incorporated
                                             herein by reference.


         (b) No reports on Form 8-K were filed during the quarter ended August 3, 1996.



                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                     SIGNATURES
                                     ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE BOMBAY COMPANY, INC.
                                              (Registrant)



                                                /s/  Carson R. Thompson
                                              -------------------------

                                              Carson R. Thompson
                                              President and Chief Executive
                                              Officer





                                                /s/  James E. Herlihy
                                              -----------------------

                                              James E. Herlihy
                                              Executive Vice President
                                              and Chief Financial Officer


         Date: September 17, 1996