Form 10-Q
period 1996-11-02
BOMBAY COMPANY INC
filed 1996-12-17
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 2, 1996

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR

                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -----------      -----------

               Commission File Number 1-7288
                                      -----

                          THE BOMBAY COMPANY, INC.

             (Exact name of registrant as specified in its charter)

                               Delaware            75-1475223

 (State or other jurisdiction of                (I.R.S. Employer
           incorporation or                        Identification
          organization)                               No.)

 550 Bailey Avenue, Fort Worth, Texas                76107
 (Address of principal executive offices)         (Zip Code)

                         (817) 347-8200

      (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed by Section
13 or 155(d) of the Securities Exchange Act pf 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X       No
                                  ------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest praticable date.


         Class                        Number of shares outstanding at
                                             November 2, 1996
  ----------------------------------------------------------------------
  Common stock, $1 par                          37,908,147
         value


                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION


1.  Financial Statements ...............................

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................



                          PART II -- OTHER INFORMATION



Exhibits and Reports on Form 8-K .......................

Signatures .............................................

                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                (In thousands, except per share amounts)
                               (Unaudited)
                                   Three Months Ended  Nine Months Ended

                                   November  October   November   October
                                   2, 1996   28, 1995  2, 1996   28, 1995
                                   --------  --------  --------  --------

Net sales                          $72,816   $70,424   $212,101   $218,036
Costs and expenses:
  Cost of sales, buying and store   53,481    49,052    153,671    152,993
  occupancy
  Selling, general and              29,492    24,082     76,547     70,872
  administrative
  Interest, net                        (30)     (101)      (152)      (672)
  Store closing costs adjustment        --        --        --      (6,000)


    Total costs and expenses        82,943    73,033    230,066    217,193


Income (loss) before income taxes  (10,127)   (2,609)   (17,965)       843
Provision (benefit) for income      (3,980)   (1,026)    (7,071)       331
taxes


Net income (loss)                  ($6,147)  ($1,583)  ($10,894)      $512




Net income (loss) per average
common share
  and common equivalent share       ($0.16)    ($0.04)   ($0.29)     $0.01



Average common shares and common
  equivalent shares outstanding     37,765     37,592    37,845     37,549


Cash dividends per common share         --        --        --         --

The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                       (Dollars in thousands)
                                    November   February      October
                                    2, 1996     3, 1996     28, 1995
                                   ---------   --------     ---------
ASSETS                            (Unaudited)              (Unaudited)
Current assets:
  Cash and cash equivalents         $2,018      $24,079         $798
  Inventories                      102,645       88,341       85,928
  Income taxes receivable            6,758        7,249       10,138
  Deferred taxes                     2,123        3,252        2,830
  Other current  assets              9,201       10,214        6,244


    Total current assets           122,745      133,135      105,938
Property and equipment, net         42,862       46,265       48,252
Goodwill, less amortization            575          596          603
Other assets                         9,796       10,700        9,909


    Total assets                  $175,978     $190,696     $164,702


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued     $20,903      $28,275      $15,847
  expenses
  Accrued payroll and bonuses        3,110        3,394        2,620


    Total current liabilities       24,013       31,669       18,467


Accrued rent and other liabilities   7,228        6,559        6,113


Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized          --           --           --
  Common stock, $1 par value,
  50,000,000
    shares authorized, 37,908,147;
    37,362,027
    and 37,270,445 shares issued,   37,908       37,362       37,270
    respectively
  Additional paid-in capital        75,196       72,781       72,344
  Retained earnings                 32,084       42,978       31,098
  Cumulative effect of foreign        (451)        (653)        (590)
  currency translation


    Total stockholders' equity     144,737      152,468      140,122


Total liabilities and             $175,978     $190,696     $164,702
stockholders' equity


The accompanying notes are an integral part of these consolidated financial statements.

            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                           (Unaudited)
                                                Nine Months Ended

                                               November    October
                                               2, 1996     28, 1995
                                               --------    --------
Cash flows from operating activities:
  Net income (loss)                            ($10,894)       $512
  Adjustments to reconcile net income (loss)
    to net cash from operations:
      Depreciation and amortization               8,547       9,103
      Deferred income taxes and other             1,699       7,558
      Management change cost                      3,672          --
      Noncash contributions to employee           1,249       1,244
      benefit plans
      Store closing reserve adjustment              --       (6,000)
  Change in assets and liabilities:
      Increase in inventories                   (14,042)    (12,519)
      (Increase) decrease in other current        2,620      (3,264)
      assets
      Decrease in current liabilities           (12,864)    (25,598)
      Increase in noncurrent assets                (690)       (481)
      Increase in noncurrent liabilities            797       1,359


  Net cash used by operations                   (19,906)    (28,086)


Cash flows from investing activities:
      Purchases of property and equipment        (3,746)     (5,049)
      Sales of property and equipment               231         358


  Net cash used by investing activities          (3,515)     (4,691)


Cash flows from financing activities:
      Sale of stock to employee benefit plans       590         624
      Proceeds from the exercise of employee        936       2,333
      stock options
  Net cash provided by financing activities       1,526       2,957


Effect of exchange rate change on cash             (166)        (52)


Net decrease in cash                            (22,061)    (29,872)

Cash at beginning of period                      24,079      30,670


Cash at end of period                            $2,018        $798


Supplemental disclosures of cash flow
information:
  Cash paid during the period for income taxes     $753     $1,122

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)Accounting Principles

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments other than as described below) necessary to present fairly the financial position as of November 2, 1996 and October 28, 1995, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month and three month periods ended November 2, 1996 and October 28, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Shareholders.


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

(4)     Management Change

  On September 5, 1996, the Company announced the termination of the Company's President and Chief Executive Officer and its Executive Vice President of Merchandising and Marketing. In accordance with severance and non competition agreements, a one time pre-tax charge of $4.2 million, equivalent to $.07 per share after tax, was recorded during the quarter ended November 2, 1996. As of November 2, 1996, $528,000 of the $4.2 million had been paid.


THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other factors referenced in the Company's 1995 Form 10-K Annual Report.

General

The Bombay Company, Inc. is a specialty retailer which markets traditionally styled furniture, prints and accessories through its 432 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces. At November 2, 1996, Bombay operated 225 stores which are in its large format of approximately 4,000 square feet. It is the Company's intention to continue to open new large format stores and convert the majority of the existing small stores to the large format, but not at the same opening rates or necessarily as large as the stores opened in the prior years. On January 13, 1995, the Company announced the closing of the Alex & Ivy retail chain. The closure of these 59 stores was completed on May 10, 1995.

The largest percentage of the Company's sales and operating income are realized in the fiscal quarter that includes December (Christmas season. Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material effect on sales or results of operations.

Results of Operations

Quarters ended November 2, 1996 and October 28, 1995

Net sales were $72,816,000 for the quarter ended November 2, 1996 compared to $70,424,000 for the same period last year. Same store sales were flat when compared to sales from the corresponding period of the prior year with new store sales accounting for the majority of the increase.

Cost of sales, including buying and occupancy costs, was $53,481,000 for the fiscal quarter compared to $49,052,000 for the same period last year. As a percentage of sales, cost of sales increased to 73.4% for the quarter compared to 69.7% for the prior year. The 3.7% increase is due to lower product margin (4.4%) partially offset by lower buying and occupancy costs (.7%). The lower product margin is primarily a result of increased promotional activity needed to sell older product lines as well as the need to reduce excess inventory levels. The percentage decrease in buying and occupancy costs reflects their relative fixed nature measured against sales gains.

Selling, general and administrative expenses were $29,492,000 for the quarter which included a one time pre-tax charge of $4.2 million associated with the recent management change. Excluding this cost, selling, general and administrative expenses were $25,292,000 or 34.7% of sales for the quarter compared to $24,082,000 or 34.2% for the comparable prior year period. The
 .5% increase is principally associated with payroll costs relative to sales.


Nine Months Ended November 2, 1996 and October 28, 1995

Net sales were $212,101,000 for the nine months ended November 2, 1996 compared to $218,036,000 for the same period last year which included sales relating to the closed Alex & Ivy division. Excluding Alex & Ivy, net sales for the nine months ended October 28, 1995 were $203,307,000. Sales increases are the result of new store openings and same store sales increases of 2% for the nine months.

Cost of sales, including buying and store occupancy costs, was $153,671,000 or 72.5% of sales for the nine months compared to $152,993,000 or 70.2% for the same period last year. Excluding Alex & Ivy, the amounts for Bombay were $142,081,000 or 69.9% of sales for the nine months ended October 28, 1995. The 2.6% increase for Bombay is due to lower product margin (3.7%) partially offset by slightly lower buying and occupancy costs in relation to sales (.5%) and a one time credit of $1,284,000 in the first fiscal quarter relating to the refinement of the Company's method of allocating overhead to inventory (.6%). The lower product margin is primarily a result of the need to promote older product lines and the efforts necessary to reduce excess inventory levels. The percentage decrease in buying and occupancy costs reflects their relative fixed nature measured against sales gains.

Selling, general and administrative expenses were $76,547,000 or 36.1% of sales for the nine months ended November 2, 1996 which included a one time pre-tax cost of $4.2 million associated with the recent management change. Excluding this cost, selling, general and administrative expenses were $72,347,000 or 34.1% of sales compared to $70,872,000 or 32.5% for the comparable period last year. The prior year percentage for Bombay, excluding Alex & Ivy, was 33.0%. The 1.1% increase for Bombay is primarily related to payroll costs partially offset by lower advertising, relative to sales.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank borrowings. Historically, for approximately six months of the year, bank borrowings have been utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used throughout the year to support letters of credit which are used extensively for overseas merchandise purchases. Letters of credit totaling $6,990,000 were outstanding at November 2, 1996. Bank lines total $40,000,000 of which $30,000,000 is committed under revolving credit agreements expiring July 15, 1997.

At November 2, 1996, cash and short-term investments were $2,018,000, a decrease of $22,061,000 since February 3, 1996. Uses of cash for the nine months ended November 2, 1996 were primarily due to increased inventory levels of $14,042,000 and reductions in current liabilities of $12,864,000. The primary sources of cash were operating results, adjusted for noncash items, of $4,273,000 and reductions of current assets of $2,620,000. Capital expenditures for the nine months, totaling $3,746,000, included nine new store openings and three conversions.

No additional store expansion is anticipated for the remainder of the fiscal year. The total estimated capital expenditures for fiscal 1996 are $5,000,000. While the Company has been significantly over-inventoried for much of the year, inventories decreased by $676,000 from the end of the second fiscal quarter to the end of the third fiscal quarter, historically when inventories are at their peak in anticipation of seasonal sales increases. The stabilization of the inventory levels has been achieved through promotional activity, order cancellations and seasonal increase in sales. The Company expects a significant reduction in its excess inventory position by the end of its fiscal year and projects inventory below $80 million as compared to $88 million at the prior year end. However, higher levels of promotional activity may need to continue after year end depending on the inventory mix achieved related to the inventory reduction program. The Company believes that its current cash position, cash flow from operations and borrowings available under credit lines will be sufficient to fund current operations and its capital expenditures program.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended November 2, 1996. No exhibits have been filed as a part of this report.


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

                                     THE BOMBAY COMPANY, INC.
                                     (Registrant)



                                       /s/  Carson R. Thompson
                                     -------------------------
                                     Carson R. Thompson
                                     President and Chief Executive Officer





                                       /s/  James E. Herlihy
                                     ------------------------
                                     James E. Herlihy
                                     Executive Vice President
                                     and Chief Financial Officer


Date: December 16, 1996