Form 10-K
period 1997-02-01
BOMBAY COMPANY INC
filed 1997-05-02
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended February 1, 1997
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from                 to
                                  ---------------    ---------------


   Commission file number 1-7288

                            THE BOMBAY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

      A Delaware Corporation                  75-1475223
  (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification Number)

         550 Bailey Avenue
         Fort Worth, Texas                      76107
  (Address of principal executive offices)    (Zip Code)


       (Registrant's telephone number, including area code)
                          (817) 347-8200

   Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered

Common Stock, Par Value, $1 Per Share         New York Stock Exchange


 Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               ----     ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on April 21, 1997 was approximately $111,965,242.

   Shares outstanding at April 21,1997:  Common Stock, $1 Par Value: 38,028,371

                      DOCUMENTS INCORPORATED BY REFERENCE:

   (a) Portions of the Annual Report to Shareholders for the Fiscal Year Ended February 1, 1997 (as expressly incorporated by reference in Parts I, II, and
IV).
   (b) Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 22, 1997 (as expressly incorporated by reference in Part III).


                                   FORM 10-K
                                     PART I
ITEM 1. BUSINESS.

General

   The Bombay Company, Inc. (the "Company") is a specialty retailer which markets classic and traditional furniture, prints and accessories through a network of 427 retail stores in the United States and Canada. For financial information by geographic areas, see Note 7 of Notes to Consolidated Financial Statements, located on page 23 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F7>

   The Company has experienced declining profitability over the past several years which it believes is the result of its previous rapid expansion with increased expense structure and failure to introduce the appropriate quantity of new successful products at a sufficient rate to improve the productivity of the larger stores. Management is addressing these issues and believes that its current focus on introducing classic and traditional furnishings to offer more complete, cohesive collections with a broader market appeal will help improve the profitability of the Company.

Merchandise Sales, Purchasing and Distribution

   The fiscal 1996 sales mix consisted of: 49% furniture, 27% accessories, 16% wall decor (principally prints, mirrors and sconces) and 8% lamps and other categories. Bombay products internally designed or styled represent approximately 95% of total sales. During fiscal year 1996, the Company's merchandise assortment consisted of approximately 2,600 SKU's. The Company regularly updates its merchandise assortment through introducing new products and discontinuing others as they approach the end of their life cycles. During the year, approximately 1,000 new SKU's were introduced as compared to approximately 1,500 in fiscal year 1995. While new product is critical to the Company's success, management also has recognized the need to present a more cohesive collection for the customer. The Company has made some strides in this direction during fiscal 1996 and stronger efforts are continuing toward the development of more appropriate mixes of furniture and accessory offerings.

   Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Approximately 60% of production needs are provided from overseas sources. Branch offices located in Taiwan, Malaysia and Indonesia and agents in various countries locate prospective vendors, coordinate production requirements with manufacturers, provide technical expertise and quality control.

   Approximately 70% of the Company's merchandise requirements are supplied by 35 contract manufacturers in seven countries. Although no long-term production agreements exist with manufacturers, there are long standing relationships with many of the major vendors. Formal agreements with major manufacturers are in place which prohibit production of proprietary products for any other party. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors.

   Usually, it takes several months from the time a merchandise order is placed with an overseas manufacturer until the goods are received at centralized distribution centers. Order lead times are slightly less for domestic manufacturers principally due to shorter shipping time. Lead times can vary depending on seasonality factors especially in months when factories are producing at or near peak capacity to meet seasonal demands. While overseas purchases are principally denominated in U.S. dollars, significant foreign currency fluctuations could adversely affect the Company's ability to source product in any one country.

   Store inventories are replenished from three distribution centers in the United States and one in Canada. The distribution centers are strategically located and provide the capability to replenish the majority of store inventories within 48 hours of the time when the order is processed.


Stores and Real Estate

   The stores offer a wide variety of attractively styled, ready-to-assemble furniture, prints and accessories, with a strong emphasis on value and quality. Significant attention is given to visual merchandising in order to display products in the most attractive setting.

   To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,700 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At February 1, 1997, 224 large format Bombay stores were in operation, including 134 stores that have been converted from regular stores since fiscal 1992. Over 90% of all stores are located in major shopping malls. At February 1, 1997, stores were operating in 42 states in the United States and nine of ten provinces in Canada, as illustrated in the map below.

{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:

United States:
   WA - 8                        OR - 4                    CA - 49
   NV - 3                        UT - 3                    AZ - 5
   NM - 1                        CO - 4                    NE - 1
   KS - 4                        OK - 4                    TX - 23
   MN - 6                        IA - 1                    MO - 7
   AR - 1                        LA - 7                    WI - 3
   IL - 18                       MS - 1                    MI - 11
   IN - 4                        KY - 2                    TN - 12
   AL - 5                        OH - 20                   NH - 3
   MA - 10                       RI - 2                    CT - 6
   NY - 24                       PA - 20                   NJ - 15
   DE - 3                        MD - 11                   DC - 1
   WV - 1                        VA - 14                   NC - 9
   SC - 4                        GA - 12                   FL - 31

Canada:
   BC - 7                        AB - 4                    SK - 1
   MB - 2                        ON - 25                   PQ - 9
   NB - 3                        NF - 1                    NS - 2}


Bombay store locations by geographic
region are as follows:
                                      South     102
                                      Northeast  93
                                      Midwest    88
                                      West       90
                                      Canada     54
                                                ---
                                      Total     427
                                                ---
                                                ---

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


Seasonality

   Operating results are subject to seasonal variation. Historically, the largest proportion of sales and substantially all of the income occurs in the fiscal quarter that includes December (the Christmas season). Cash balances increase significantly in December due to the Christmas business.


Intangibles

   The Company owns a number of copyright, trademark and tradename registrations. Management considers these intangibles to be valuable assets and defends them as necessary.


Risks and Uncertainties

   All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward-looking statements made in reliance upon the ``afe harbor'' provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business and regional weather conditions.



ITEM 2.  PROPERTIES.

   The Company owns its United States headquarters office complex, and leases stores and distribution centers under numerous operating leases, generally with 10 year terms. At February 1, 1997, owned office space was approximately 121,000 square feet of which the Company occupies approximately 71,000 square feet. Leased distribution/office and retail space was approximately 807,000 and 1,260,000 square feet, respectively, with leases expiring between 1997 and 2011. Distribution facilities are located in the Atlanta, Fort Worth, Philadelphia and Toronto areas. Office facilities are located in the Fort Worth and Toronto areas. Adequate insurance coverage is carried on all leased properties.

   For additional lease information, see Note 4 of Notes to Consolidated Financial Statements, located on page 21 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F4>

ITEM 3.  LEGAL PROCEEDINGS.

   The information in response to Item 3 is contained in Note 4 of Notes to Consolidated Financial Statements, located on page 21 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.




                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices are contained in the section entitled `Price Range of Common Stock,' located on page 26 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F2>

   (b) The approximate number of record holders of common stock on April 15, 1997 was 2,700.

   (c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.


ITEM 6.  SELECTED FINANCIAL DATA.

   The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data," located on page 12 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F3>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis," located on pages 13 to 15 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F5>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information in response to Item 8 is contained in the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                 Page Number(s) in
                                                                               Annual Report*
   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   Consolidated Statements of Operations for the Years Ended February 1, 1997,
    February 3, 1996 and July 3, 1994 and
    the Seven Months Ended January 28, 1995                                          16
   Consolidated Balance Sheets at February 1, 1997 and February 3, 1996              17
   Consolidated Statements of Cash Flows for the Years Ended February 1, 1997,
   February 3, 1996 and July 3, 1994 and the Seven Months Ended
    January 28, 1995                                                                 18
   Consolidated Statements of Stockholders' Equity for the Years Ended
    February 1, 1997, February 3, 1996 and July 3, 1994 and
    Seven Months Ended January 28, 1995                                              19
   Notes to Consolidated Financial Statements                                      20-24
   Report of Independent Accountants                                                 25
   Unaudited Quarterly Financial Data                                                26

*The indicated pages of The Bombay Company, Inc. 1996 Annual Report to Shareholders are filed as Exhibit 13 to this Annual Report on Form 10-K. Such
Exhibit is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with accountants on accounting or financial disclosures.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this item appears under the captions "Election of Directors", "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item appears under the caption "Security Ownership" in the Definitive Proxy Statement of The
Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item appears under the caption "Certain Transactions" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)The following documents are filed as a part of this Report for The Bombay Company, Inc. and its subsidiaries:


     (1)The financial statements as cross-referenced in Item 8 of this Form 10-K Annual Report, together with the report thereon of Price Waterhouse LLP dated March 11, 1997, appearing in the accompanying 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Report. With the exception of the aforementioned information and information incorporated in Items 1, 2, 3, 5, 6 and 7, the 1996 Annual Report to Shareholders is not deemed filed as part of this Report. The following financial statement schedule should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (2)Financial Statement Schedule:

        Report of Independent Accountants on Financial Statement Schedule
        Schedule II-Valuation and Qualifying Accounts and Reserves for the Years Ended February 1, 1997, February 3, 1996 and July 3, 1994 and the Seven Months Ended January 28, 1995

     (3)Exhibits:

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

   (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     February 1, 1997.


<AUDIT-REPORT>

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of The Bombay Company, Inc.

   Our audits of the consolidated financial statements referred to in our report dated March 11, 1997, appearing on page 25 of the 1996 Annual Report to Shareholders of The Bombay Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

Fort Worth, Texas
March 11, 1997

</AUDIT-REPORT>

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE BOMBAY COMPANY, INC.
                                    (Registrant)



Date:  April 23, 1997               /s/ROBERT S. JACKSON
                                    -----------------------
                                    Robert S. Jackson
                                    Interim President and
                                    Chief Executive Officer, Director

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                  Position                  Date
       ----                  --------                  ----

                          Chairman of the Board
------------------
 Clayton E. Niles

/s/ BARBARA BASS           Director                 April 23, 1997
------------------
    Barbara Bass


/s/ EDMUND H. DAMON        Director                 April 29, 1997
-------------------
    Edmund H. Damon

                           Director
------------------
  A. Roy Megarry

/s/ ROBERT E. RUNICE       Director                 April 25, 1997
--------------------
    Robert E. Runice


/s/ CARSON R. THOMPSON     Director                 April 30, 1997
----------------------
    Carson R. Thompson


----------------------      Director
    Shirley Young


                          Executive Vice President and
/s/ JAMES E. HERLIHY      Chief Financial Officer
----------------------
    James E. Herlihy                                May 1, 1997


/s/ ELAINE D. CROWLEY     Vice President, Finance and Treasurer
-----------------------
    Elaine D. Crowley                               May 1, 1997

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (Dollars in Thousands)
                                              Additions
                                        ----------------------


                                        Charged to  Charged to
                            Balance at    Costs      Other                   Balance at
                            Beginning      and      Accounts -  Deductions -   End of
      Description           of Period    Expenses   Describe     Describe      Period
      ------------          ---------    --------   --------    ------------  ---------
Twelve Months Ended
July 3, 1994
-------------------------
Store Conversion Reserve -
  Asset Writedown             $12,095          -            -     3,669(1)     $8,426


Seven Months Ended
January 28, 1995
-------------------------
Store Conversion Reserve -
  Asset Writedown              $8,426          -            -      1,473(1)    $6,953


Store Closing Reserve:
  Asset Writedown              $    -      20,075           -        928(2)   $19,147
  Reserve:
    Lease Obligations          $    -      19,475           -          -      $19,475
    Employee Separations       $    -       1,450           -        101(3)    $1,349


Twelve Months Ended
February 3, 1996
-------------------------
Store Conversions Reserve:
  Asset Writedowns             $6,953           -           -       1,630(1)   $5,323


Store Closing Reserve:
  Asset Writedown             $19,147           -           -      19,147(2,5) $    -
  Reserve:
     Lease Obligations        $19,475           -           -      19,475(4,5) $    -
     Employee Separations      $1,349           -           -       1,349(3,5) $    -

Twelve Months Ended
February 1, 1997
-------------------------
Store Conversions Reserve-
  Asset Writedown              $5,323           -           -       1,683(1)   $3,640

(1) Primarily remaining book value of leasehold improvements of Bombay stores, written off as they were converted to the large store format.
(2) Write-off of sold or disposed assets.
(3) Severance payments related to the closure of the Alex & Ivy  division.
(4) Lease termination payments related to the closure of the Alex & Ivy division.
(5) Includes reversals of $952,000, $4,626,000 and $422,000 related to Asset Writedown, Lease Obligations and Employee Separations, respectively, reflecting lower costs than originally projected.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

Number   Description

3(a)  -Restated Certificate of Incorporation dated January 1,
       1993 and Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993 and Bylaws, as amended and restated effective June 24, 1993. (1)

 4    - Preferred Stock Purchase Rights Plan. (2)

10(a)  -The Bombay Company, Inc. 1986 Stock Option Plan. (3)

10(b) -Form of Stock Option Agreement used to evidence stock options granted under The Bombay Company, Inc. 1986
       Stock Option Plan. (4)

10(c)  -Executive Officers Incentive Compensation Plan. (8)

10(d)  -Form of Indemnification Agreement. (3)

10(e)  -The Bombay Company, Inc. 1991 Director Stock Option
        Plan. (5)

10(f)  -Form of Director Stock Option Agreement used to
        evidence stock option grants under The Bombay Company,
        Inc. 1991 Director Stock Option Plan.  (6)

10(g)  -The Bombay Company, Inc. Supplemental Stock Program. (6)

10(h)  -Consulting Agreement dated April 1, 1991 between Carson
        R. Thompson  and the Registrant. (6)

10(i)  -The Bombay Company, Inc. 1993 Stock Deferral Plan for
        Non-Employee Directors. (7)

10(j)  -Form of Executive Severance and Non-Competition
        Agreement dated December 8, 1992. (1)

10(k)  -Executive Long Term Disability Plan. (9)

10(l)  -The Bombay Company, Inc. 1996 Long-Term Incentive Stock
        Plan. (10)

10(m)  -Form of Award Agreement under the 1996 Long-Term
        Incentive Stock Plan.

 13   -The Bombay Company, Inc. 1996 Annual Report to
       Shareholders is filed as exhibit hereto solely to the extent portions thereof are expressly incorporated herein by reference.

 18   -Letter re:  change in accounting principles.

 22   -Subsidiaries of the Registrant. (9)

 23   -Definitive Proxy Statement of the Company relating to
       Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (11)

 24   -Consent of Independent Accountants.



[FN]

(1)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.

(2)Filed with the Commission as an Exhibit to the Company's Registration Statement on Form 8A filed June 12, 1995. Such Exhibit is incorporated herein by reference.


(3)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 10, 1986, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1986. Such Exhibit is incorporated herein by reference.

(4)Filed with the Commission as an Exhibit to the Company's Registration Statement on Form S-2, No. 33-26807, filed February 3, 1989. Such Exhibit is incorporated herein by reference.

(5)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 8, 1991, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991. Such Exhibit is incorporated herein by reference.

(6)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 28, 1992. Such Exhibit is incorporated herein by reference.

(7) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated September 7, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.

(8)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated September 2, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 3, 1994. Such Exhibit is incorporated herein by reference.

(9)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 3, 1994. Such Exhibit is incorporated herein by reference.

(10)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated April 3, 1996, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 3, 1996. Such Exhibit is incorporated herein by reference.

(11) Filed with the Commission on April 9, 1997.