Form 10-Q
period 1997-05-03
BOMBAY COMPANY INC
filed 1997-06-16
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR

                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -----------      -----------

               Commission File Number 1-7288


                          THE BOMBAY COMPANY, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                     Delaware                       75-1475223
         -------------------------------      ------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

         550 Bailey Avenue, Fort Worth, Texas          76107
         ------------------------------------         --------
        (Address of principal executive offices)     (Zip Code)

                                 (817) 347-8200
                                 --------------
            (Registrant's telephone number, including area code)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes (x)          No
                           ----            ----




          Class             Number of shares outstanding at May 3, 1997
  ---------------------------------------------------------------------
  Common stock, $1 par value                   38,042,509


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                           Quarter Ended May 3, 1997



                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
                                                                 Page No.

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



                          PART II -- OTHER INFORMATION



Exhibits and Reports on Form 8-K .......................

Signatures .............................................



          THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
            Consolidated Statements of Operations
          (In thousands, except per share amounts)
                         (Unaudited)

                                                        Three Months Ended
                                                      ---------------------
                                                      May 3,         May 4,
                                                       1997           1996
                                                      -------        ------
Net sales                                             $67,231        $68,082
                                                      -------        -------

Costs and expenses:
  Cost of sales, buying and store occupancy costs      52,399         49,610

  Selling, general and administrative expenses         23,214         23,878

  Interest (income), net                                 (737)          (102)
                                                       ------         ------
     Total costs and expenses                          74,876         73,386


Loss before income taxes and accounting change         (7,645)        (5,304)

Benefit for income taxes                               (3,020)        (2,029)
                                                       ------         ------


Loss before accounting change                          (4,625)         (3,275)

Cumulative effect of accounting                            --             835
change, net of tax                                    -------          ------
  Net loss                                            ($4,625)        ($2,440)
                                                      -------          ------
                                                      -------          ------


Per average common share and common equivalent share:
  Loss before acounting change                         ($0.12)         ($0.08)

  Cumulative effect of accounting change, net of tax       --            0.02
                                                       ------          ------

  Net loss                                             ($0.12)         ($0.06)
                                                        -----           -----
                                                        -----           -----

Average common shares and common
  equivalent shares outstanding                        38,022          38,198
                                                       ------          ------
                                                       ------          ------

Cash dividends per common share                           --              --
                                                       ------          ------
                                                       ------          ------


The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                       (Dollars in thousands)
                                             May 3,     February 1,   May 4,
                                              1997         1997        1996
                                           ----------   ----------- ----------
ASSETS                                    (Unaudited)               (Unaudited)
Current assets:
  Cash and cash equivalents                 $56,477      $63,130       $7,470
  Inventories                                65,843       69,816      102,987
  Deferred taxes                              3,428        3,429        2,356
  Other current  assets                      10,874        8,325       14,171
                                            -------      -------      -------

    Total current assets                    136,622      144,700      126,984

Property and equipment, net                  39,013       41,211       44,903
Goodwill, less amortization                     561          569          589
Other assets                                  8,729        8,883       10,306


    Total assets                           $184,925     $195,363     $182,782


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued expenses     $25,810      $30,052      $21,499
  Accrued payroll and bonuses                 3,504        5,008        3,396
                                            -------      -------      -------

    Total current liabilities                29,314       35,060       24,895
                                            -------      -------       ------

Accrued rent and other liabilities            6,347        6,370        6,818
                                            -------      -------       ------

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                  --           --           --
  Common stock, $1 par value, 50,000,000
    shares authorized, 38,042,509,
    37,997,676 and 37,549,761 shares         38,043       37,998       37,550
    issued, respectively
  Additional paid-in capital                 75,624       75,465       73,561
  Retained earnings                          36,348       40,973       40,538
  Cumulative effect of foreign
  currency translation                         (751)        (503)        (580)
                                           --------     --------     --------

    Total stockholders' equity              149,264      153,933      151,069
                                           --------     --------     --------

Total liabilities and stockholders
equity                                     $184,925     $195,363     $182,782
                                           --------     --------     --------
                                           --------     --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                           (Unaudited)
                                                     Three Months Ended

                                                     May 3,      May 4,
                                                      1997        1996
                                                    -------      ------
Cash flows from operating activities:
  Net loss                                          ($4,625)    ($2,440)
  Adjustments to reconcile net loss
    to net cash from operations:
      Depreciation and amortization                   2,554       2,937
      Deferred taxes and other                           68       1,064
      Noncash contributions to employee                 243         421
      benefit plans
  Change in assets and liabilities:
      (Increase) decrease in inventories              3,710     (14,560)
      (Increase) decrease in other current assets    (2,213)      3,305
      Decrease in current liabilities                (6,304)     (6,684)
      Increase in noncurrent assets                     (75)       (193)
      Increase (decrease) in noncurrent liabilities      (2)        349
                                                    -------      ------
  Net cash used by operations                        (6,644)    (15,801)
                                                    -------      ------
Cash flows from investing activities:
      Purchases of property and equipment              (397)     (1,259)
      Sales of property and equipment                    85          58
                                                    -------      ------
  Net cash used by investing activities                (312)     (1,201)
                                                    -------      ------

Cash flows from financing activities:
      Sale of stock to employee benefit plans           186         209
      Proceeds from the exercise of employee
      stock options                                      22         228
                                                    -------      ------

  Net cash provided by financing activities             208         437
                                                    -------      ------

Effect of exchange rate change on cash                   95         (44)
                                                    -------      ------

Net decrease in cash and cash equivalents            (6,653)    (16,609)

Cash and cash equivalents at beginning of period     63,130      24,079
                                                    -------      ------

Cash and cash equivalents at end of period          $56,477      $7,470
                                                    -------      ------
                                                    -------      ------
Supplemental disclosure of cash flow information:
  Income taxes paid (refunded)                        ($581)       $595

The accompanying notes are an integral part of these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) Accounting Principles
    ---------------------

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 3, 1997 and May 4, 1996, and the results of operations and cash flows for the three months then ended. The results of operations for the three month periods ended May 3, 1997 and May 4, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Shareholders.


(2)  Financing Arrangements
     ----------------------

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $40,000,000, of which $30,000,000 is committed. These credit facilities, which expire April 14, 1998, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.




                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other factors referenced in the Company's 1996 Form 10-K Annual Report.


General
-------

The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 424 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces. To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,700 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At May 3, 1997, 224 large format Bombay stores were in operation, including 135 stores that have been converted from regular stores since fiscal 1992.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material impact on sales or results of operations.


Results of Operations
---------------------

Quarters ended May 3, 1997 and May 4, 1996
------------------------------------------

Net sales were $67,231,000 for the quarter ended May 3, 1997 compared to $68,082,000 for the same period last year, a decrease of 1.2%. Same store sales were flat for the first fiscal quarter. The decreased sales is attributed to having 9 fewer stores than in the comparative quarter.

Cost of sales, including buying and occupancy costs, was $52,399,000 for the first fiscal quarter compared to $49,610,000 for the same period last year. As a percentage of sales, cost of sales increased to 77.9% for the quarter compared to 72.9% for the prior year period. The 5.0% increase is due to lower product margin (4.6%) and higher buying and occupancy costs relative to sales. The lower product margin is the residual effect of selling off older excess inventories as the Company continues to refresh its product offerings. The percentage increase in buying and occupancy costs reflects their relative fixed nature measured against sales declines.

Selling, general and administrative expenses were $23,214,000 or 34.5% of sales for the quarter compared to $23,878,000 or 35.1% of sales for the comparable prior year period. The decreases are primarily related to reduced advertising costs.


Liquidity and Capital Resources
-------------------------------

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases. Letters of credit totaling $16,786,000 were outstanding at May 3, 1997. Bank lines total $40,000,000, of which $30,000,000 is committed, under revolving credit agreements expiring April 14, 1998. Based on available cash balances at May 3, 1997 of over $56 million and cash forecasts for the year, the Company does not presently expect to be in a borrowing position at any time during fiscal 1997. The bank credit lines are, however, being utilized to support inventory purchases under letters of credit.

Capital expenditures for the quarter, totaling $397,000, included one new store opening and one conversion. The store expansion program for the remainder of the fiscal year anticipates approximately one new store and six store conversions. The total estimated capital expenditures for fiscal 1997 are $7,500,000. The Company believes that its current cash position, cash flow from operations and credit line facilities will be sufficient to fund current operations and its capital expenditure program.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended May 3, 1997. No exhibits have been filed as a part of this report.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE BOMBAY COMPANY, INC.
                                   (Registrant)



                                   /s/  Robert S. Jackson
                                   ----------------------
                                   Robert S. Jackson
                                   Interim President
                                   and Chief Executive Officer





                                   /s/  James E. Herlihy
                                   ---------------------
                                   James E. Herlihy
                                   Executive Vice President
                                   and Chief Financial Officer


Date:  June 16, 1997