Form 10-Q
period 1997-08-02
BOMBAY COMPANY INC
filed 1997-09-16
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark one)
 [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 2, 1997

                                      OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________  to  ___________

                    Commission File Number  1-7288


                           THE BOMBAY COMPANY, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                75-1475223
------------------------------                   -----------------
(State or other jurisdiction of
 incorporation or organization)                   (I.R.S. Employer
                                                 Identification No.)

550 Bailey Avenue, Fort Worth, Texas                    76107
--------------------------------------                ---------
(Address of principal executive offices)              (Zip Code)

                            (817) 347-8200
           ---------------------------------------------------
           (Registrant's telephone number, including area code)


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X     No
                            ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                        Number of shares outstanding at August 2, 1997
Common stock, $1 par value              38,052,870


              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                              Form 10-Q

                    Quarter Ended August 2, 1997



TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION
Item

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


4.      Submission of Matters to a Vote of Security Holders

6.      Exhibits and Reports on Form 8-K

        Signatures

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
              (In thousands, except per share amounts)
                               (Unaudited)



                                 Three Months Ended       Six Months Ended
                                ---------------------    --------------------
                                 August 2,   August 3,   August 2,  August 3,
                                   1997      1996          1997      1996
                                ---------   ---------    ---------  ---------
Net sales                        $68,743     $71,203     $135,974    $139,285
                                 -------     -------     --------    --------
Costs and expenses:
 Cost of sales, buying and
  store occupancy costs            49,095      51,863      101,494    101,474
 Selling, general and
  administrative expenses          21,965      23,178       45,179     47,055
 Interest (income), net              (644)        (19)      (1,381)      (122)
                                 --------      ------      -------    -------
   Total costs and expenses        70,416      75,022      145,292    148,407

Loss before income taxes and
 accounting change                 (1,673)     (3,819)      (9,318)    (9,122)
Benefit for income taxes             (678)     (1,511)      (3,698)    (3,540)
                                 --------      ------       ------     ------
Loss before accounting change        (995)     (2,308)      (5,620)    (5,582)
Cumulative effect of accounting
 change, net of tax                    --          --           --        835
                                 --------      ------       ------     ------
   Net loss                         ($995)    ($2,308)     ($5,620)   ($4,747)
                                 --------      ------       ------     ------
                                 --------      ------       ------     ------

Per average common share and common
 equivalent share:
 Loss before acounting change      ($0.03)     ($0.06)      ($0.15)    ($0.15)
 Cumulative effect of accounting
   change, net of tax                  --          --           --       0.02
                                   ------      ------       ------     ------
 Net loss                          ($0.03)     ($0.06)      ($0.15)    ($0.13)
                                   ------      ------       ------     ------
                                   ------      ------       ------     ------
Average common shares and common
 equivalent shares outstanding     38,049      37,572       38,036     37,885
                                   ------      ------       ------     ------
                                   ------      ------       ------     ------


Cash dividends per common share        --          --           --         --
                                   ------      ------       ------     ------
                                   ------      ------       ------     ------

The accompanying notes are an integral part of these consolidated financial statements.

                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                          (Dollars in thousands)

                                 August 2,       February 1,     August 3,
                                    1997            1997           1996
                                ----------       ----------      ---------
ASSETS                          (Unaudited)                     (Unaudited)
Current assets:
 Cash and cash equivalents         $52,664         $63,130         $1,755
 Inventories                        72,248          69,816        103,321
 Income taxes receivable             2,236             102          6,828
 Deferred taxes                      3,428           3,429          2,120
 Other current assets                8,993           8,223          8,635
                                   -------         -------        -------
   Total current assets            139,569         144,700        122,659

Property and equipment, net         37,775          41,211         43,884
Goodwill, less amortization            554             569            582
Other assets                         8,750           8,883          9,737
                                  --------        --------       --------
   Total assets                   $186,648        $195,363       $176,862
                                  --------        --------       --------
                                  --------        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  expenses                         $28,555         $30,052        $17,682
 Accrued payroll and bonuses         3,313           5,008          2,986
                                   -------         -------        -------
    Total current liabilities       31,868          35,060         20,668

                                   -------         -------        -------
Accrued rent and other liabilities   6,432           6,370          6,958
                                   -------         -------        -------
Stockholders' equity:
  Preferred stock, $1 par value,
   1,000,000 shares authorized          --              --             --
  Common stock, $1 par value,
   50,000,000 shares authorized,
   38,052,870, 37,997,676
   and 37,609,003 shares issued,
   respectively                     38,053          37,998         37,609
  Additional paid-in capital        75,657          75,465         74,039
  Retained earnings                 35,353          40,973         38,231
  Cumulative effect of foreign
   currency translation               (715)           (503)          (643)
                                   -------         -------        -------
   Total stockholders' equity      148,348         153,933        149,236
                                   -------         -------        -------
Total liabilities and
 stockholders' equity             $186,648        $195,363       $176,862
                                  --------        --------       --------
                                  --------        --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                           (Dollars in thousands)

                                  (Unaudited)

                                                    Six Months Ended
                                              ---------------------------
                                              August 2,          August 3,
                                                 1997               1996
                                              ---------          --------
Cash flows from operating activities:
  Net loss                                     ($5,620)           ($4,747)
  Adjustments to reconcile net loss
    to net cash from operations:
       Depreciation and amortization             5,068              5,756
       Deferred taxes and other                  1,892              1,708
       Noncash contributions to employee
       benefit plans                                18                848
   Change in assets and liabilities:

       (Increase) decrease in inventories       (2,655)           (14,964)
       (Increase) decrease in other current
        assets                                  (4,223)             3,019
       Decrease in current liabilities          (3,698)           (12,607)
       Increase in noncurrent assets              (329)              (318)
       Increase (decrease) in noncurrent
        liabilities                                 80                517
                                                ------            -------

   Net cash used by operations                  (9,467)           (20,788)
                                                ------            -------
Cash flows from investing activities:

       Purchases of property and equipment      (1,453)            (2,330)
       Sales of property and equipment             129                163
                                                ------              -----
   Net cash used by investing activities        (1,324)            (2,167)

Cash flows from financing activities:

       Sale of stock to employee benefit plans     233                407
       Proceeds from the exercise of employee
        stock options                               22                228
                                                   ---                ---
    Net cash provided by financing activities      255                635
                                                   ---                ---
Effect of exchange rate change on cash              70                 (4)
                                                   ---                ---
Net decrease in cash and cash equivalents      (10,466)           (22,324)

Cash and cash equivalents at beginning
  of period                                     63,130             24,079
                                               -------             ------
Cash and cash equivalents at end of period     $52,664             $1,755
                                               -------             ------
                                               -------             ------


Supplemental disclosure of cash flow information:
   Income taxes paid (refunded)                  ($561)              $735

The accompanying notes are an integral part of these consolidated financial statements.



                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

(1) Accounting Principles
    ---------------------

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 2, 1997 and August 3, 1996, and the results of operations and cash flows for the six months then ended. The results of operations for the six month and three month periods ended August 2, 1997 and August 3, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Shareholders.


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

General
-------

The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 421 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces. To accommodate the increasing number of products, the Company introduced a large format Bombay stores in late fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,700 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At August 2, 1997, 225 large format Bombay stores were in operation, including 136 stores that have been converted from regular stores since fiscal 1992.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material impact on sales or results of operations.


Results of Operations
---------------------

Quarters Ended August 2, 1997 and August 3, 1996
------------------------------------------------

Net sales were $68,743,000 for the quarter ended August 2, 1997 compared to $71,203,000 for the same period last year, a decrease of 3.5% with same store sales declining 3%. The decline is primarily related to a change in a significant marketing event, going from a store wide sale in May previously called Customer Appreciation Day, to a Preferred Customer Event in June emphasizing the Bombay credit card. The Company had hoped that the June sales increase would have offset the May decline, however, the Company believes that the marketing shift is the correct long-term strategy as we develop marketing events and programs supporting our Preferred Customer.

Cost of sales, including buying and occupancy costs, was $49,095,000 for the quarter compared to $51,863,000 for the same period last year. As a percentage of sales, cost of sales decreased to 71.4% for the quarter compared to 72.8% for the comparable prior year period. The 1.4% decrease is due to higher product margin (2.5%) partially offset by higher buying and occupancy costs relative to sales (1.1%). The higher product margins reflect lower levels of necessary promotional activity compared to the prior year. The percentage increase in buying and occupancy costs reflects their relative fixed nature measured against sales declines.

Selling, general and administrative expenses were $21,965,000 or 32.0% of sales for the quarter compared to $23,178,000 or 32.6% of sales for the comparable prior year period. The decreases are the result of cost containment initiatives and are primarily related to reduced payroll expenses partially offset by increased advertising costs.

Six Months Ended August 2, 1997 and August 3, 1996
--------------------------------------------------

Net sales were $135,974,000 for the six months ended August 2, 1997 compared to $139,285,000 for the same period last year. Same store sales declined 2% for the year to date.

Cost of sales, including buying and store occupancy costs, was $101,494,000 or 74.6% of sales for the six months compared to $101,474,000 or 72.9% for the same period last year. The 1.7% increase is due to lower product margins (1.0%) and higher buying and occupancy costs (.7%) relative to sales. Product margins during the first quarter were adversely affected by the residual effect of selling off older excess inventories. Margins have improved since the beginning of the second quarter as the Company's need for extra promotional activity has lessened. The percentage increase in buying and occupancy costs reflects their relative fixed nature measured against sales declines.

Selling, general and administrative expenses were $45,179,000 or 33.2% for the six months compared to $47,055,000 or 33.8% for the same period last year. The decreases are the result of cost containment initiatives and are primarily related to reduced payroll expenses.


Liquidity and Capital Resources
-------------------------------

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases. Letters of credit totaling $24,709,000 were outstanding at August 2, 1997. Bank lines total $40,000,000, of which $30,000,000 is committed, under revolving credit agreements expiring April 14, 1998.
Based on available cash balances at August 2, 1997 of over $52,000,000 and cash forecasts for the year, the Company does not presently expect to be in a borrowing position at any time during fiscal 1997. The bank credit lines are, however, being utilized to support inventory purchases under letters of credit.

Capital expenditures for the year to date, totaling $1,453,000, included three new or converted stores, and routine purchases of machinery and equipment. The store expansion program for the remainder of the fiscal year anticipates approximately one new store and three store conversions. The total estimated capital expenditures for fiscal 1997 are $5,500,000. The Company believes that its current cash position, cash flow from operations and credit line facilities will be sufficient to fund current operations and its capital expenditure program.


             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The Annual Meeting of Shareholders of the Company was held on May 22, 1997.

(b) Directors elected to hold office are listed in the attached Proxy Statement which is incorporated herein by reference. Directors elected: Edmund H. Damon and Robert E. Runice. Directors continuing: Barbara Bass, Robert S. Jackson, A. Roy Megarry, Clayton E. Niles, Carson R. Thompson and Shirley Young.


       Election of Directors:
       Edmund H. Damon -     For:  33,495,298     Withheld:  1,285,409
       Robert E. Runice -    For:  33,497,505     Withheld:  1,283,202



(c)     Other matters voted upon:  None






Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     The Exhibits filed as a part of this report are listed below.


Exhibit No.                                 Description
----------                   ----------------------------------------
   20                        Notice of Annual Meeting of Shareholders
                             and Proxy Statement, filed with the
                             Commission on April 9, 1997. Such Exhibit is incorporated herein by reference.


(b)     No reports on Form 8-K were filed during the quarter ended
        August 2, 1997.








                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                             SIGNATURES
                             -----------

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


Date:   September 16, 1997