Form 10-Q
period 1997-11-01
BOMBAY COMPANY INC
filed 1997-12-16
CIK 96287

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark one)
     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 1, 1997

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
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.


         550 Bailey Avenue, Fort Worth, Texas             76107
         (Address of principal executive offices)      (Zip Code)


                               (817) 347-8200
             (Registrant's telephone number, including area code)



       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                    Number of shares outstanding at November 1, 1997
Common stock, $1 par value                   38,104,118




               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                               Form 10-Q

                    Quarter Ended November 1, 1997



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



                        PART II -- OTHER INFORMATION


6.      Exhibits and Reports on Form 8-K

        Signatures



              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
              (In thousands, except per share amounts)
                             (Unaudited)

                                Three Months Ended        Nine Months Ended
                                ----------------------   ---------------------
                                November 1,  November 2, November 1,  November 2
                                  1997         1996         1997         1996
                                ----------   ----------  ----------   --------
Net sales                       $71,329      $72,816      $207,303    $212,101
                                -------      -------      --------    --------
Costs and expenses:
  Cost of sales, buying and
   store occupancy costs         50,363       53,481       151,857     154,955
  Selling, general and
  administrative expenses        24,538       29,492        69,717      76,547
  Interest income, net             (452)         (30)       (1,833)       (152)
                                 ------      -------       -------     -------
    Total costs and expenses     74,449       82,943       219,741     231,350
                                 ------      -------       -------     -------
Loss before income taxes and
accounting change                (3,120)     (10,127)      (12,438)    (19,249)
Benefit for income taxes         (1,219)      (3,980)       (4,917)     (7,520)
                                 ------       -------       ------     -------
Loss before accounting change    (1,901)      (6,147)       (7,521)    (11,729)
Cumulative effect of
accounting change, net of tax      --           --            --          835
                                 -------      -------       -------    --------
    Net loss                    ($1,901)     ($6,147)       ($7,521)   ($10,894)
                                 =======      =======       =======    ========
Per average common share and
common equivalent share:
  Loss before accounting change  ($0.05)      ($0.16)       ($0.20)     ($0.31)
  Cumulative effect of
  accounting change, net of tax     --           --           --         0.02
                                 -------      -------        ------     -------
  Net loss                       ($0.05)      ($0.16)       ($0.20)     ($0.29)
                                 =======      =======        ======     =======
Average common shares and common
  equivalent shares outstanding   38,078       37,765        38,050      37,845
                                 =======      =======        ======      ======

Cash dividends per common share     --           --            --          --
                                 =======      =======        ======      ======

The accompanying notes are an integral part of these consolidated financial statements.




                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                 (Dollars in thousands, except share data)

                                        November 1, February 1,  November 2,
                                          1997        1997          1996
                                        ----------- -----------  -----------
ASSETS                                  (Unaudited)             (Unaudited)
Current assets:
  Cash and cash equivalents              $27,618     $63,130       $2,018
  Inventories                             94,962      69,816      102,645
  Income taxes receivable                  6,792         102        6,758
  Deferred taxes                           3,038       3,429        2,123
  Other current assets                     9,461       8,223        9,201
                                         -------     -------      -------
    Total current assets                 141,871     144,700      122,745

Property and equipment, net               37,766      41,211       42,862
Goodwill, less amortization                  547         569          575
Other assets                               8,114       8,883        9,796
                                         -------     -------      -------
    Total assets                        $188,298    $195,363     $175,978
                                         =======     =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses  $31,830     $30,052      $20,903
  Accrued payroll and bonuses              3,225       5,008        3,110
                                          ------      ------       ------
    Total current liabilities             35,055      35,060       24,013
                                          ------      ------       ------
Accrued rent and other liabilities         6,652       6,370        7,228
                                          ------      ------       ------
Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized             --           --           --
  Common stock, $1 par value, 50,000,000
    shares authorized, 38,104,118,
    37,997,676 and 37,908,147 shares
    issued, respectively                  38,104      37,998       37,908
  Additional paid-in capital              75,894      75,465       75,196
  Retained earnings                       33,452      40,973       32,084
  Cumulative effect of foreign currency
  translation                               (859)       (503)        (451)
                                         -------     -------      -------
     Total stockholders' equity          146,591     153,933      144,737
                                         -------     -------      -------
Total liabilities and stockholders'
equity                                  $188,298    $195,363     $175,978
                                         =======     =======      =======

The accompanying notes are an integral part of these consolidated financial statements.



              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                            (Unaudited)


                                                  Nine Months Ended
                                                ---------------------
                                                November 1, November 2,
                                                  1997         1996
                                                ----------  ----------
Cash flows from operating activities:
  Net loss                                      ($7,521)     ($10,894)
  Adjustments to reconcile net loss
   to net cash from operations:
      Depreciation and amortization               7,499         8,547
      Deferred taxes and other                    1,085         1,699
      Management change cost                        800         3,672
      Noncash contributions to employee
      benefit plans                                  18         1,249
  Change in assets and liabilities:
      Increase in inventories                   (25,560)      (14,042)
      (Increase) decrease in other current
      assets                                     (7,299)        2,620
      Decrease in current liabilities            (2,443)      (12,864)
      Increase in noncurrent assets                (577)         (690)
      Increase in noncurrent liabilities            314           797
                                                 ------        ------
  Net cash used by operations                   (33,684)      (19,906)
                                                 ------        ------
Cash flows from investing activities:
      Purchases of property and equipment        (2,696)       (3,746)
      Sales of property and equipment               163           231
                                                  -----         -----
  Net cash used by investing activities          (2,533)       (3,515)
                                                  -----         -----
Cash flows from financing activities:
      Sale of stock to employee benefit plans       273           590
      Proceeds from the exercise of employee
      stock options                                 266           936
                                                  -----         -----
        Net cash provided by financing
         activities                                 539         1,526
                                                  -----         -----
Effect of exchange rate change on cash              166          (166)

Net decrease in cash and cash equivalents       (35,512)      (22,061)

Cash and cash equivalents at beginning of
 period                                          63,130        24,079
                                                 ------        ------
Cash and cash equivalents at end of period      $27,618        $2,018
                                                 ======        ======

Supplemental disclosure of cash flow information:
      Income taxes paid                          $1,656         $753

The accompanying notes are an integral part of these consolidated financial statements.





               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


(1) Accounting Principles

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 1, 1997 and November 2, 1996, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month and three month periods ended November 1, 1997 and November 2, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Shareholders.


(2)  Financing Arrangements

The Company has renewed its unsecured revolving credit agreements with banks, aggregating 40,000,000, of which $30,000,000 is committed. These credit facilities, which expire April 14, 1998, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.


(3)  Management Change

On October 3, 1997, the Company announced the departure of its Executive Vice President and Chief Financial Officer. In accordance with a severance and non competition agreement, a one time pre-tax charge of $800,000, equivalent to $.01 per share after tax, was recorded during the quarter ended November 1, 1997.



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

General

The Company is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 420 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces. To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,700 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At November 1, 1997, 226 large format Bombay stores were in operation, including 137 stores that have been converted from regular stores since fiscal 1992.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material impact on sales or results of operations.

Results of Operations

Quarters Ended November 1, 1997 and November 2, 1996

Net sales were $71,329,000 for the quarter ended November 1, 1997 compared to $72,816,000 for the same period last year, a decrease of 2%. The decrease is due primarily to there being twelve fewer stores than at November 2, 1996 while same store sales were flat for the quarter.
Furniture sales typically represent the majority of revenues. With the fall marketing period including a large number of furniture introductions and a focus on home decorating, furniture represented approximately 55% of sales for the quarter compared to 54% for the comparable prior year quarter. Wall decor and lamp sales reflected modest improvement while accessories performed at slightly lower levels than last year.


Cost of sales, including buying and occupancy costs, was $50,363,000 for the quarter compared to $53,481,000 for the same period last year. As a percentage of sales, cost of sales decreased to 70.6% for the quarter compared to 73.4% for the comparable prior year period. The 280 basis point improvement is due to higher product margin (300 basis points) partially offset by higher buying and occupancy costs relative to sales (20 basis points). The higher product margins reflect lower levels of promotional activity compared to the prior year and selective product cost reduction efforts. The percentage increase in buying and occupancy costs reflects their relatively fixed nature measured against sales declines.

Selling, general and administrative expenses were $24,538,000 or 34.4% of sales for the quarter compared to $29,492,000 or 40.5% of sales for the comparable prior year period. The current and prior year amounts include charges of $800,000 and $4,200,000, respectively, resulting from separate management changes. Excluding these charges, selling, general and administrative expenses were $23,738,000 or 33.3% of sales for the current quarter compared to $25,292,000 or 34.7% of sales for the comparable prior year period. The decreases are the result of on-going expense control efforts and are primarily related to reduced payroll expenses.

Nine Months Ended November 1, 1997 and November 2, 1996

Net sales were $207,303,000 for the nine months ended November 1, 1997 compared to $212,101,000 for the same period last year. Same store sales declined 1% for the year to date.

Cost of sales, including buying and store occupancy costs, was $151,857,000 or 73.3% of sales for the nine months compared to $154,955,000 or 73.1% for the same period last year. The gross margin decrease is due to higher buying and occupancy costs relative to sales (60 basis points) partially offset by higher product margin (40 basis points). The percentage increase in buying and occupancy costs reflects their relative fixed nature measured against sales declines.

Selling, general and administrative expenses were $69,717,000 or 33.6% of sales for the nine months compared to $76,547,000 or 36.1% for the same period last year. Excluding the effects of charges associated with changes in management, selling, general and administrative expenses were $68,917,000 or 33.2% or sales for the nine months compared to $72,347,000 or 34.1% or sales for the comparable prior year period. The decreases are the result of on-going expense control efforts and are primarily related to reduced payroll expenses partially offset by increased advertising costs.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases. Letters of credit totaling $27,983,000 were outstanding at November 1, 1997. Bank lines total $40,000,000, of which $30,000,000 is committed, under revolving credit agreements expiring April 14, 1998. Based on available cash balances at November 1, 1997 of over $27,000,000 and cash forecasts for the year, the Company does not expect to be in a borrowing position at any time during fiscal 1997. The bank credit lines are, however, being utilized to support inventory purchases under letters of credit.


Capital expenditures through November 1, 1997 totaled $2,696,000 and included expenditures relating to the construction of five new or converted stores as well as routine purchases of machinery and equipment. The store expansion program for the remainder of the fiscal year anticipates approximately two store conversions. The total estimated capital expenditures for fiscal 1997 are $4,000,000. The Company believes that its current cash position, cash flow from operations and credit line facilities will be sufficient to fund current operations and its capital expenditure program.



             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)  No Exhibits have been filed as a part of this report.

(b) No reports on Form 8-K were filed during the quarter ended November 1, 1997.





             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE BOMBAY COMPANY, INC.
                                    (Registrant)



                                    /s/  Robert S. Jackson
                                    Robert S. Jackson
                                    Interim President and
                                    Chief Executive Officer





                                     /s/  Elaine D. Crowley
                                     Elaine D. Crowley
                                     Vice President of Finance
                                     and Treasurer



Date:  December 16, 1997