Form 10-K
period 1998-01-31
BOMBAY COMPANY INC
filed 1998-05-01
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended January 31, 1998

                                 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from _____________ to _______________

   Commission file number 1-7288
                            THE BOMBAY COMPANY, INC.
             (Exact name of registrant as specified in its charter)
           A Delaware Corporation                         75-1475223
(State or other jurisdiction of incorporatio   (I.R.S. Employer Identification
              or organization)                             Number)
              550 Bailey Avenue
              Fort Worth, Texas                             76107
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
   The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on April 15, 1998 was approximately $142,263,937.
   Shares outstanding at April 15,1998:  Common Stock, $1 Par Value: 38,120,579
                      DOCUMENTS INCORPORATED BY REFERENCE:
    (a) Portions of the Annual Report to Shareholders for the Fiscal Year Ended January 31, 1998 (as expressly incorporated by reference in Parts I, II, and
IV).

    (b) Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 21, 1998 (as expressly incorporated by reference in Part III).

                                   FORM 10-K
                                     PART I
ITEM 1. BUSINESS.
General

    The Bombay Company, Inc. (the "Company") is a specialty retailer which markets classic and traditional furniture, prints and accessories through a network of 415 retail stores in the United States and Canada. For financial information by geographic areas, see Note 7 of Notes to Consolidated Financial Statements, located on page 23 of the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F7>

Merchandise Sales, Purchasing and Distribution

    The Fiscal 1997 sales mix consisted of: 49% furniture, 26% accessories, 17% wall decor (principally prints, mirrors and sconces) and 8% lamps and other categories. Bombay products internally designed or styled represent approximately 95% of total sales. During Fiscal 1997, the Company's merchandise assortment consisted of approximately 3,000 SKU's. The Company regularly updates its merchandise assortment through introducing new products and discontinuing others as they approach the end of their life cycles. Offering better selections by developing complete collections was a priority during Fiscal 1997. During the year, approximately 1,200 new SKU's were introduced as compared to approximately 1,000 in Fiscal 1996. The focus on product assortment continues into Fiscal 1998, with an emphasis on enhancing our non-furniture items as the Company attempts to attract more impulse buying.
    Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Approximately 60% of production needs are provided from overseas sources.
Branch offices located in Taiwan, Malaysia, Indonesia and China and agents in various countries locate prospective vendors, coordinate production requirements with manufacturers, provide technical expertise and quality control.
    Approximately 75% of the Company's merchandise requirements are supplied by 35 contract manufacturers in eight countries. Although no long-term production agreements exist with manufacturers, there are long standing relationships with many of the major vendors. Formal agreements with major manufacturers are in place which prohibit production of proprietary products for any other party. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors.
    Usually, it takes several months from the time a merchandise order is placed with an overseas manufacturer until the goods are received at centralized distribution centers. Order lead times are slightly less for domestic manufacturers principally due to shorter shipping time. Lead times can vary depending on seasonality factors especially in months when factories are producing at or near peak capacity to meet seasonal demands. While overseas purchases are principally denominated in U.S. dollars, significant foreign currency fluctuations could adversely affect the Company's ability to source product in any one country.
    Store inventories are replenished from three distribution centers in the United States and one in Canada. The distribution centers are strategically locatedoandsprovide thehcapabilityetoireplenishhthermajorityrofestore

Stores and Real Estate

    The stores offer a wide variety of attractively styled, ready-to-assemble furniture, prints and accessories, with a strong emphasis on value and quality. Significant attention is given to visual merchandising in order to display products in the most attractive setting.
    To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,700 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At January 31, 1998, 228 large format Bombay stores were in operation, including 139 stores that have been converted from regular stores since fiscal 1992. Over 90% of all stores are located in major shopping malls. At January 31, 1998, 364 stores were operating in 42 states in the United States and 51 stores were operating in nine provinces in Canada, as illustrated in the map below.
{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:
United States:
   AL - 5                        LA - 7                       NY - 23
   AR - 1                        KS - 4                       OK - 4
   AZ - 5                        MA - 9                       OH - 18
   CA - 49                       MD - 11                      OR - 3
   CO - 4                        MI - 10                      PA - 19
   CT - 6                        MN - 6                       RI - 2
   DC - 1                        MO - 7                       SC - 4
   DE - 3                        MS - 1                       TN - 12
   FL - 31                       NC - 9                       TX - 23
   GA - 13                       NE - 1                       UT - 3
   IA - 1                        NH - 3                       VA - 14
   IL - 17                       NJ - 15                      WA - 8
   IN - 4                        NM - 1                       WI - 1
   KY - 2                        NV - 3                       WV - 1
Canada:
   AB - 4                        NB - 2                       ON - 25
   BC - 7                        NF - 1                       PQ - 8
   MB - 1                        NS - 2                       SK - 1}

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

Risks and Uncertainties

   All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward-looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business and regional weather conditions.


ITEM 2.  PROPERTIES.
   The Company owns its United States headquarters office complex, and leases stores and distribution centers under numerous operating leases. At January 31, 1998, owned office space was approximately 121,000 square feet of which the Company occupies approximately 79,000 square feet. Leased office and retail space was approximately 1,252,000 square feet. Office facilities are located in the Fort Worth and Toronto areas. Leased distribution and storage facilities are summarized following:

       Location           Square Feet

McDonnaugh, GA              250,000
Gilbertsville, PA           200,000
Fort Worth, TX              272,000
Mississauga, ON, CAN        105,000
                            827,000


   Leases generally have 10 year terms, expiring between 1998 and 2011. Adequate insurance coverage is maintained on all properties.

   For additional lease information, see Note 4 of Notes to Consolidated Financial Statements, located on page 21 of the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F4>

ITEM 3.  LEGAL PROCEEDINGS.
The information in response to Item 3 is contained in Note 4 of Notes to Consolidated Financial Statements, located on page 21 of the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference.
<F4>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   There were no matters submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
   (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices are contained in the section entitled "Price Range of Common Stock", located on page 26 of the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F2>

   (b) The approximate number of record holders of common stock on April 15, 1998 was 2,500.
   (c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.

ITEM 6.  SELECTED FINANCIAL DATA.
   The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data", located on page 12 of the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F3>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis", located on pages 13 to 15 of the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F5>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
   The information in response to Item 8 is contained in the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                                                    Page Number(s) in
                                                                                       Annual Report*

    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    Consolidated Statements of Operations for the Years Ended January 31, 1998,
     February 1, 1997 and February 3,  1996.................................................16
    Consolidated Balance Sheets at January 31, 1998 and February 1, 1997....................17
    Consolidated Statements of Cash Flows for the Years Ended January 31, 1998,
     February 1, 1997 and February 3, 1996..................................................18
    Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1998,
     February 1, 1997 and February 3, 1996................................................. 19
    Notes to Consolidated Financial Statements...........................................20-24
    Report of Independent Accountants.......................................................25
    Unaudited Quarterly Financial Data......................................................26

*The indicated pages of The Bombay Company, Inc. 1997 Annual Report to Shareholders are filed as Exhibit 13 to this Annual Report on Form 10-K. Such
Exhibit is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
    The information required by this item appears under the caption "Security Ownership" and in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
    The information required by this item appears under the caption "Certain Transactions" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
    (a)The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:
       (1)The financial statements as cross-referenced in Item 8 of this Form 10-K Annual Report, together with the report thereon of Price
        Waterhouse LLP dated March 11, 1998, appearing in the accompanying 1997 Annual Report to Shareholders are incorporated by reference in this
        Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 1, 2, 3, 5, 6 and 7, the 1997 Annual Report to Shareholders is not deemed filed as part of this Report. The following financial statement schedule should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (2)   Financial Statement Schedule:
         Report of Independent Accountants on Financial Statement Schedule     9
         Schedule II-Valuation and Qualifying Accounts and Reserves for the Years Ended January 31, 1998, February 1, 1997 and
             February 3, 1996                                                 11

     (3)   Exhibits:
           A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.
    (b) Reports on Form 8-K.
     No reports on Form 8-K were filed during the quarter ended January 31, 1998.

<AUDIT-REPORT>
                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of The Bombay Company, Inc.
    Our audits of the consolidated financial statements referred to in our report dated March 11, 1998, appearing on page 25 of the 1997 Annual Report to Shareholders of The Bombay Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Fort Worth, Texas
March 11, 1998
</AUDIT-REPORT>

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE BOMBAY COMPANY, INC.
                                            (Registrant)

Date:  April 29, 1998
                                           /s/ ROBERT S. JACKSON
                                            Robert S. Jackson
                                            Chief Executive Officer, Director
    Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
          Name                        Position                   Date

                            Chairman of the Board           April 24, 1998
  /s/ CLAYTON E. NILES
    Clayton E. Niles
                            Director                        April 27, 1998
    /s/ BARBARA BASS
      Barbara Bass
                            Director                        April 23, 1998
   /s/ EDMUND H. DAMON
     Edmund H. Damon
                            Director                        April 25, 1998
  /s/ GLENN E. HEMMERLE
    Glenn E. Hemmerle

                            Director                        April 28, 1998
   /s/ A. ROY MEGARRY
     A. Roy Megarry
                            President, Chief Operating
                            Officer and Director

    Carmie Mehrlander
                            Director                        April 21, 1998
  /s/ ROBERT E. RUNICE
    Robert E. Runice

                            Director                        April 29, 1998
 /s/ CARSON R. THOMPSON
   Carson R. Thompson
                                                            April 29, 1998
  /s/ ELAINE D. CROWLEY     Vice President, Finance and
                            Treasurer
    Elaine D. Crowley

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (Dollars in Thousands)
                                              Additions
                                         Charged    Charged
                                            to        to
                             Balance at   Costs      Other                        Balance at
                              Beginning    and     Accounts -     Deductions -      End of
        Description           of Period Expenses   Describe         Describe        Period
Year Ended February 3, 1996
Store Conversions Reserve:
   Asset Writedowns             $6,953      --            --        1,630(1)         $5,323
Store Closing Reserve:
   Asset Writedown             $19,147      --            --       19,147(2,5)     $     --
   Reserve:
       Lease Obligations       $19,475      --            --       19,475(4,5)     $     --
       Employee Separations     $1,349      --            --        1,349(3,5)     $     --
Year Ended February 1, 1997
Store Conversions Reserve-
   Asset Writedown              $5,323      --            --        1,683(1)         $3,640
Year Ended January 31, 1998
Store Conversions Reserve-
      Asset Writedown           $3,640      --            --        1,401(1)         $2,239

(1)Primarily remaining book value of leasehold improvements and lease obligations of Bombay stores written off in connection with the store conversion program.
(2) Write-off of sold or disposed assets.
(3) Severance payments related to the closure of the Alex & Ivy  division.
(4) Lease termination payments related to the closure of the Alex & Ivy division.
(5) Includes reversals of $952,000, $4,626,000 and $422,000 related to Asset Writedown,
Lease Obligations and Employee Separations, respectively, reflecting lower costs than originally projected.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS
Filed with the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
Number    Description
 3(a)   - Restated Certificate of Incorporation dated January 1, 1993 and
          Certificate of Amendment of the Restated Certificate of
          Incorporation dated March 31, 1993 and Bylaws, as amended and restated effective June 24, 1993. (1)
   4    - Preferred Stock Purchase Rights Plan. (2)
 10(a)  - The Bombay Company, Inc. 1986 Stock Option Plan. (3)
 10(b)  - Form of Stock Option Agreement used to evidence stock options granted under The Bombay Company, Inc. 1986 Stock Option Plan. (4) 10(c) - Executive Officers Incentive Compensation Plan.
 10(d)  - Form of Indemnification Agreement. (3)
 10(e)  - The Bombay Company, Inc. 1991 Director Stock Option Plan. (5)
 10(f)  - Form of Director Stock Option Agreement used to evidence stock option grants under The Bombay Company, Inc. 1991 Director Stock Option Plan. (6)
 10(g)  - The Bombay Company, Inc. Supplemental Stock Program.  (6)
 10(h)  - The Bombay Company, Inc. 1993 Stock Deferral Plan for Non-Employee
             Directors. (7)
 10(i)  - Form of Executive Severance and Non-Competition Agreement dated
          December 8, 1992. (1)
 10(j)  - Executive Long Term Disability Plan. (8)
 10(k) - The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (9) 10(l) - Form of Award Agreement under the 1996 Long-Term Incentive Stock
          Plan. (10)
  13    - The Bombay Company, Inc. 1997 Annual Report to Shareholders is filed as exhibit hereto solely to the extent portions thereof are expressly incorporated herein by reference.
  22    - Subsidiaries of the Registrant. (8)
  23    - Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (11)
  24    - Consent of Independent Accountants.

[FN]
(1) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.
(2) Filed with the Commission as an Exhibit to the Company's Registration Statement on Form 8A filed June 12, 1995. Such Exhibit is incorporated herein by reference.
(3) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 10, 1986, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1986. Such Exhibit is incorporated herein by reference.
(4) Filed with the Commission as an Exhibit to the Company's Registration Statement on Form S-2, No. 33-26807, filed February 3, 1989. Such Exhibit is incorporated herein by reference.
(5) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 8, 1991, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991. Such Exhibit is incorporated herein by reference.
(6) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 28, 1992. Such Exhibit is incorporated herein by reference.
(7) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated September 7, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.
(8) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 3, 1994. Such Exhibit is incorporated herein by reference.
(9) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated April 3, 1996, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 3, 1996. Such Exhibit is incorporated herein by reference.
(10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
(11) Filed with the Commission on April 10, 1998.