Form 10-Q
period 1998-05-02
BOMBAY COMPANY INC
filed 1998-06-16
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
rk one)
  [ 3 ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes     X      No ______

Indicate the number of shares outstanding of each of the issuer's classes of commmon stock as of the latest practicable date.

            Class                 Number of shares outstanding at May 2, 1998

  Common stock, $1 par value                       38,128,556

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                           Quarter Ended May 2, 1998



                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
                                                                     Page No.


 Financial Statements...............................................      3-6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................      7-8



                          PART II -- OTHER INFORMATION



 Exhibits and Reports on Form 8-K...................................        9

 Signatures.........................................................       10


                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                 (In thousands, except per share amounts)
                               (Unaudited)
                                                         Three Months Ended

                                                          May 2,     May 3,
                                                           1998       1997

Net Sales                                                 $68,343    $67,231

Costs and expenses:
     Cost of sales, buying and store                       52,634     52,399
     occupancy costs
     Selling, general and administrative                   22,738     23,214
     expenses
     Interest income, net                                   (617)      (737)


          Total costs and expenses                         74,755     74,876
Loss before income taxes                                  (6,412)    (7,645)
Benefit for income taxes                                  (2,531)    (3,020)



     Net loss                                            ($3,881)   ($4,625)



Basic earnings per share                                  ($0.10)    ($0.12)



Diluted earnings per share                                ($0.10)    ($0.12)



Average common shares outstanding and
     dilutive potential common shares.                     38,121     38,022




Cash dividends per common share                                --         --




The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                        (Dollars in thousands)
                                           May 2,    January 31,    May 3,
                                            1998        1998         1997

ASSETS                                  (Unaudited)               Unaudited)

Current assets:
  Cash and cash equivalents                $40,666       $56,110     $56,477
  Inventories                               87,787        85,861      65,843
  Deferred taxes                             3,400         3,400       3,428
  Other current  assets                     12,213         3,742      10,874


    Total current assets                   144,066       149,113      136,622

Property and equipment, net                 38,887        36,753      39,013
Goodwill, less amortization                    533           540         561
Other assets                                 9,415         9,056       8,729


    Total assets                          $192,901      $195,462     $184,925


LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
  Accounts payable and accrued             $25,260      $23,019       $23,707
  expenses
  Accrued payroll and bonuses                3,371        4,390         3,504
  Gift certificates redeemable               2,737        3,008         2,103


    Total current liabilities               31,368       30,417        29,314


Accrued rent and other liabilities           6,904        6,807         6,347


Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                 --           --            --
  Common stock, $1 par value,
  50,000,000
    shares authorized, 38,128,556;
    38,114,187
    and 38,042,509 shares issued,           38,129       38,114        38,043
    respectively
  Additional paid-in capital                75,960       75,904        75,624
  Retained earnings                         41,542       45,423        36,348
  Accumulated other comprehensive           (1,002)      (1,203)         (751)
  loss


    Total stockholders' equity             154,629      158,238       149,264


Total liabilities and stockholders'       $192,901     $195,462      $184,925
equity


The accompanying notes are an integral part of these consolidated financial statements.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)
                                                         Three Months Ended

                                                         May 2,        May 3,
                                                          1998          1997
Cash flows from operating activities:
   Net loss                                             ($3,881)     ($4,625)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                    2,350        2,554
         Deferred taxes and other                             7           68
         Noncash contributions to employee benefit plans     --          243
   Change in assets and liabilities:
         (Increase) decrease in inventories              (1,686)       3,710
         Increase in other current assets                (8,160)      (2,213)
         Increase (decrease) in current liabilities         586       (6,304)
         Increase in noncurrent assets                     (599)         (75)
         Increase (decrease) in noncurrent liabilities       82           (2)


   Net cash used by operations                          (11,301)      (6,644)


Cash flows from investing activities:
         Purchases of property and equipment             (4,262)        (397)
         Sales of property and equipment                    106           85


   Net cash used by investing activities                 (4,156)        (312)


Cash flows from financing activities:
         Sale of stock to employee benefit plans             50          186
         Proceeds from the exercise of employee stock        18           22
         options


   Net cash provided by financing activities                 68          208


Effect of exchange rate change on cash                      (55)          95


Net decrease in cash and cash equivalents               (15,444)      (6,653)

Cash and cash equivalents at beginning of period         56,110       63,130


Cash and cash equivalents at end of period              $40,666      $56,477


Supplemental disclosure of cash flow information:
   Income taxes paid (refunded)                           $1,861       ($581)

The accompanying notes are an integral part of these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)Accounting Principles


   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 2, 1998 and May 3, 1997, and the results of operations and cash flows for the three months then ended. The results of operations for the three month periods ended May 2, 1998 and May 3, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report to Shareholders.


(2)  Financing Arrangements


  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire April 13, 1999, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.


(3)  Comprehensive Income


  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended
May 2, 1998 and May 3, 1997 was $3,680,000 and $4,873,000, respectively.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements


Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks,uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other factors referenced in the Company's 1997 Form 10-K Annual Report.

General

The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 409 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces. To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992.
The large format stores average 4,000 square feet, while the regular stores average 1,800 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At May 2, 1998, 228 large format Bombay stores were in operation, including 141 stores that have been converted from regular stores since fiscal 1992.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material impact on sales or results of operations.



Results of Operations

Quarters ended May 2, 1998 and May 3, 1997

Net sales were $68,343,000 for the quarter ended May 2, 1998 compared to $67,231,000 for the same period last year, an increase of 1.7%. The increase is primarily attributable to a 3% same store sales increase slightly offset by there being 15 fewer stores than at May 3, 1997.

Cost of sales, including buying and occupancy costs, was $52,634,000 for the first fiscal quarter compared to $52,399,000 for the same period last year.
As a percentage of sales, cost of sales decreased to 77.0% for the quarter compared to 77.9% for the prior year period. The 90 basis point improvement is due to higher product margin (30 basis points) as well as lower buying and occupancy costs relative to sales (60 basis points). The higher product margins reflect stronger margins in the non furniture merchandise particularly for gift oriented product as the Company focused on the Spring gift giving season. The percentage decrease in buying and occupancy costs reflects their relatively fixed nature measured against sales increases.

Selling, general and administrative expenses were $22,738,000 or 33.3% of sales for the quarter compared to $23,214,000 or 34.5% of sales for the comparable prior year period. The decreases are the result of on-going expense control efforts and are primarily related to reduced payroll expenses.


Liquidity and Capital Resources


The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases. Letters of credit totaling $14,575,000 were outstanding at May 2, 1998. Bank lines total $45,000,000, of which $30,000,000 is committed, under revolving credit agreements expiring
April 13, 1999. Based upon available cash balances at May 2, 1998 of over $40,000,000 and cash forecasts for the year, the Company does not presently expect to be in a borrowing position at any time during fiscal 1998. The bank credit lines are,however, being utilized to support inventory purchases under letters of credit.

The store expansion program for the remainder of the fiscal year anticipates approximately 19 new stores and 14 conversions. New stores and conversions in fiscal 1998 are in a new design which includes customer-friendly merchandise displays and updated styling. The Company also intends to retrofit a number of its existing larger format stores with certain of the more successful elements of the new design. Capital expenditures for the quarter, totaling $4,262,000,included two store conversions and eleven retrofit projects as well as routine purchases of machinery and equipment. The total estimated capital expenditures for fiscal 1998 are $22,000,000. The Company believes that its current cash position, cash flow from operations and credit line facilities will be sufficient to fund current operations and its capital expenditure program.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


No reports on Form 8-K have been filed during the quarter ended May 2, 1998. No exhibits have been filed as a part of this report.





                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE BOMBAY COMPANY, INC.
                                          (Registrant)



                                            /s/  Robert S. Jackson

                                          Robert S. Jackson
                                          Chief Executive Officer





                                            /s/  Elaine D. Crowley

                                          Elaine D. Crowley
                                          Vice President, Finance
                                          and Treasurer


Date:  June 15, 1998