Form 10-Q
period 1998-08-01
BOMBAY COMPANY INC
filed 1998-09-15
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark one)
  [ X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 1, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ___X___           No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                Number of shares outstanding at August 1, 1998

  Common stock, $1 par value                         37,857,402



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                   Form 10-Q
                          Quarter Ended August 1, 1998


                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION
Item                                                                  Page No.

1. Financial Statements..............................................   3-6

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................   7-9



                          PART II -- OTHER INFORMATION

4. Submission of Matters to a Vote of Security Holders................   10

6. Exhibits and Reports on Form 8-K...................................   10

   Signatures.........................................................   11



                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                 (In thousands, except per share amounts)
                               (Unaudited)
                                          Three Months Ended      Six Months Ended

                                          August 1,   August 2,    August 1,   August 2,
                                            1998         1997         1998        1997
Net sales                                 $82,011      $68,743     $150,354     $135,974

Costs and expenses:
   Cost of sales, buying and store
       occupancy costs                     60,326       49,095      112,960      101,494
   Selling, general and                    22,978       21,965      45,716       45,179
   administrative expenses
   Interest (income), net                 (503)        (644)       (1,120)      (1,381)

      Total costs and expenses             82,801       70,416      157,556      145,292

Loss before income taxes                  (790)        (1,673)     (7,202)      (9,318)
Benefit for income taxes                  (314)        (678)       (2,845)      (3,698)

   Net loss                               ($476)       ($995)      ($4,357)     ($5,620)

Basic earnings per share                  ($0.01)      ($0.03)     ($0.11)      ($0.15)

Diluted earnings per share                ($0.01)      ($0.03)     ($0.11)      ($0.15)

Average common shares outstanding
   and dilutive potential common           38,057       38,049      38,089       38,036
   shares

Cash dividends per common share                --          --          --           --

     The accompanying notes are an integral part of these financial statements.

                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                         (Dollars in thousands)
                                              August 1,     January 31,     August 2,
                                                1998            1998           1997

ASSETS                                      (Unaudited)                    (Unaudited)
Current assets:
  Cash and cash equivalents                   $37,010         $56,110        $52,664
  Inventories                                  84,314          85,861         72,248
  Other current  assets                        15,913           7,142         14,657


    Total current assets                      137,237         149,113        139,569

Property and equipment, net                    40,477          36,753         37,775
Goodwill, less amortization                       526             540            554
Other assets                                    9,994           9,056          8,750


    Total assets                              $188,234        $195,462       $186,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued                $23,140         $23,019        $26,467
  expenses
  Accrued payroll and bonuses                   3,215           4,390          3,313
  Gift certificates redeemable                  2,718           3,008          2,088
    Total current liabilities                  29,073          30,417         31,868

Accrued rent and other liabilities              6,755           6,807          6,432

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                    --              --             --
  Common stock, $1 par value,
    50,000,000 shares authorized 38,139,002;
    38,114,187
    and 38,052,870 shares issued,              38,139          38,114         38,053
    respectively
  Additional paid-in capital                   76,011          75,904         75,657
  Retained earnings                            41,066          45,423         35,353
  Cumulative effect of foreign                 (1,424)         (1,203)          (715)
  currency translation
  Common shares in treasury at
    cost, 281,600; 0 and 0 shares,             (1,386)              --             --
    respectively

    Total stockholders' equity                152,406         158,238        148,348

Total liabilities and stockholders'           $188,234        $195,462       $186,648
equity

     The accompanying notes are an integral part of these financial statements.


              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                             (Unaudited)
                                                             Six Months Ended

                                                        August 1,         August 2,
                                                           1998             1997
Cash flows from operating activities:
   Net loss                                             ($4,357)           ($5,620)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                    4,836              5,068
         Deferred taxes and other                        (3)                 1,892
         Noncash contributions to employee benefit plans      -                 18

   Change in assets and liabilities:
         (Increase) decrease in inventories               1,277             (2,655)
         Increase in other current assets                (8,309)            (4,223)
         Decrease in current liabilities                 (1,830)            (3,698)
         Increase in noncurrent assets                   (1,498)            (329)
         Increase (decrease) in noncurrent liabilities   (31)                80

   Net cash used by operations                           (9,915)            (9,467)

Cash flows from investing activities:
         Purchases of property and equipment             (8,419)            (1,453)
         Sales of property and equipment                  332                129

   Net cash used by investing activities                 (8,087)            (1,324)

Cash flows from financing activities:
         Purchase of treasury stock                      (1,386)                --
         Sale of stock to employee benefit plans             79              233
         Proceeds from the exercise of employee stock        53              22
         options

   Net cash provided by financing activities             (1,254)             255

Effect of exchange rate change on cash                    156                70

Net decrease in cash and cash equivalents                (19,100)           (10,466)
Cash and cash equivalents at beginning of                 56,110             63,130
period

Cash and cash equivalents at end of period               $37,010            $52,664


Supplemental disclosure of cash flow
information:
   Income taxes paid (refunded)                          $1,914            ($561)

    The accompanying notes are an integral part of these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)Accounting Principles

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 1, 1998 and August 2, 1997, and the results of operations and cash flows for the six months then ended. The results of operations for the six month and three month periods ended August 1, 1998 and August 2, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report to Shareholders.


(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire April 13, 1999, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.


(3)  Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended August 1, 1998 and August 2, 1997 was $898,000 and $959,000, respectively, and for the six months ended August 1, 1998 and August 2, 1997 was $4,578,000 and $5,832,000, respectively.


(4) Stock Buy Back Program

   On June 17, 1998, the Company announced that its Board of Directors had approved a stock buy back program with initial authorization to purchase up to $10 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. As of August 1, 1998, 281,600 shares had been purchased at a cost aggregating $1,386,000.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other factors reference in the Company's 1997 Form 10-K Annual Report.


General

The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 408 Bombay retail stores in 42 states in the United States and nine Canadian provinces. To accommodate the increasing number of products, the Company introduced a large format Bombay store in late fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,800 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At August 1, 1998, 236 large format Bombay stores were in operation, including 147 stores that have been converted from regular stores since fiscal 1992.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material impact on sales or results of operations.


Results of Operations


Quarters Ended August 1, 1998 and August 2, 1997

Net sales were $82,011,000 for the quarter ended August 1, 1998 compared to $68,743,000 for the same period last year, an increase of 19.3%. Same store sales increased 20% for the comparative periods. Sales increases were primarily attributable to an aggressive sales posture taken by new management particularly with regard to purging seasonal and discontinued inventories.

Cost of sales, including buying and store occupancy costs, was $60,326,000 for the second fiscal quarter compared to $49,095,000 for the same period last year. As a percentage of sales, cost of sales increased to 73.6% for the quarter compared to 71.4% for the prior year period. The 220 basis point decline in margin is due to lower product margin (620 basis points) partially offset by lower buying occupancy costs relative to sales (400 basis points). The lower product margins are a result of the aggressive sales in purging seasonal and discontinued merchandise. The percentage decrease in buying and store occupancy costs reflects their relatively fixed nature measured against sales increases.

Selling, general and administrative expenses were $22,978,000 or 28.0% of sales for the quarter compared to $21,965,000 or 32.0% of sales for the comparable prior year period. The 400 basis point improvement is due to strong controls over these expenses as well as economies of scale realized on the higher sales volumes. The actual dollar increase in the expense is related to higher payroll costs and other selling expense directly related to the higher sales volumes.


Six Months Ended August 1, 1998 and August 2, 1997

Net sales were $150,354,000 for the six months ended August 1, 1998 compared to $135,974,000 for the same period last year. Same store sales increased 11% for the year to date. Sales increases reflect the aggressive promotional activity of the second fiscal quarter this year.

Cost of sales, including buying and store occupancy costs, was $112,960,000 or 75.1% of sales for the six months compared to $101,494,000 or 74.6% of sales for the prior year to date. The 50 basis point increase is due to lower product margin (290 basis points) partially offset by lower buying and occupancy costs relative to sales (240 basis points). The lower product margin is a reflection of the more aggressive promotional sales activity during the second fiscal quarter relative to last year. The percentage decrease in buying and store occupancy costs is due to their relatively fixed nature measured against sales increases.

Selling, general and administrative expenses were $45,716.000 or 30.4% of sales for the year to date compared to $45,179,000 or 33.2% of sales for the same period last year. While costs remained virtually unchanged from the prior year through on-going expense control efforts, as a percentage of sales they improved by 280 basis points as a result of growth in sales.


Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank lines total $45,000,000, of which $30,000,000 is committed, under revolving credit agreements expiring April 13, 1999. The bank credit lines are being utilized to support inventory purchases under letters of credit and may be utilized to fund seasonal inventory purchases. Letters of credit totaling $21,385,000 were outstanding at August 1, 1998. Based upon available cash balances at August 1, 1998 of over $37,000,000 and cash forecasts for the year, the Company does not presently expect to be in a borrowing position at any time during fiscal 1998.

The store expansion program for the remainder of the fiscal year anticipates approximately 13 new stores and nine conversions. New stores and conversions in fiscal 1998 are in a new design which includes customer-friendly merchandise displays and updated styling. The Company also intends to retrofit a number of its existing larger format stores with certain of the more successful elements of the new design. Capital expenditures for the year to date, totaling $8,419,000, included eight store conversions and eight retrofit projects as well as routine purchases of machinery and equipment. The total estimated capital expenditures for fiscal 1998 are approximately $20,000,000. The Company believes that its current cash position, cash flow from operations and credit line facilities will be sufficient to fund current operations and its capital expenditure program.


Year 2000 Conversion

The Company recognizes the need to ensure that it will be prepared for Year 2000 issues. It has evaluated internal systems and programs and has identified those which it believes are not currently compliant. With respect to mission critical systems, the Company has approached the problem in a variety of ways.
During the second quarter, the Company implemented a new payroll system and has recently gone live on a new human resources system, both of which are Year 2000 compliant and
which replace a non-compliant system.   The existing financial software has
recently been upgraded to a Year 2000 compliant version. The Company is in the process of developing a new point of sale system which contemplates both
hardware and software replacements which will be compliant.   This system is
currently in the process of being tested as development continues and a chain wide rollout is planned for the summer of 1999. The Company's merchandising system was implemented in 1994 and was designed to be Year 2000 compliant; however, testing was not performed at that time to determine its readiness. The merchandising system as well as other ancillary systems are currently being reviewed and programs modified where necessary.

Incremental costs of ensuring the systems' readiness are not expected to be significant as most of the work will be performed through redirecting existing internal programming resources. Purchased software packages and hardware are capitalized and amortized over their useful lives while other costs associated with the Year 2000 conversion are being expensed as incurred. The major components of the conversion are expected to be completed by the middle of 1999; however, there will be additional refinements that will continue for the remainder of the year.

The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate Year 2000 conversion issues. There can be no assurance that the systems of other companies and agencies on which the Company relies will be timely converted or that such failure to convert by another entity would not have an adverse impact on the Company's operations.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 21, 1998.

(b) Directors elected to hold office are listed in the attached Proxy Statement which is incorporated herein by reference. Directors elected:
Barbara Bass, Robert S. Jackson and A. Roy Megarry.  Directors continuing:
Edmund H. Damon, Robert E. Runice, Glenn E. Hemmerle, Carmie     Mehrlander,
Clayton E. Niles and Carson R. Thompson.


       Election of Directors:
       Barbara Bass -  For:  33,624,989     Withheld:  1,503,932
       Robert S. Jackson -  For:  33,512,373     Withheld:  1,616,549
       A. Roy Megarry -  For   33,544,165     Withheld:  1,584,756


(c) Other matters voted upon: Approval of amendment to 1991 Director Stock Option Plan to increase available shares by 90,000 shares.

     For:  27,383,931
     Against:  7,348,915
     Withheld:  396,076


Item 6.  Exhibits and Reports on Form 8-K

(a)  The Exhibits filed as a part of this report are listed below.


Exhibit No.                             Description
   20 Notice of Annual Meeting of Shareholders and Proxy Statement, filed with the Commission on
                                    April 10, 1998.  Such Exhibit is
                                    incorporated herein by reference.


(b)  No reports on Form 8-K were filed during the quarter ended August 1, 1998.



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


Date: September 15, 1998