Form 10-Q
period 1998-10-31
BOMBAY COMPANY INC
filed 1998-12-15
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
Mark one)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                   Number of shares outstanding at October 31,
                                                        1998

  Common stock, $1 par value                         37,299,501


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                         Quarter Ended October 31, 1998



                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
                                                                     Page No.


Financial Statements.............................................      3-6

Management's Discussion and Analysis of Financial
Condition and Results of Operations..............................      7-11

                          PART II -- OTHER INFORMATION

Exhibits and Reports on Form 8-K.................................       12

Signatures.......................................................       13


                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                 (In thousands, except per share amounts)
                                (Unaudited)
                                       Three Months        Nine Months Ended
                                           Ended
                                      October   November    October   November
                                        31,        1,         31,        1,
                                       1998       1997       1998       1997

Net sales                             $75,878    $71,329   $226,232   $207,303
Costs and expenses:
  Cost of sales, buying and store
  occupancy costs                      56,141     50,363    169,101    151,857
  Selling, general and administrative
  expenses                             24,635     24,538     70,351     69,717
  Interest (income), net                (311)      (452)    (1,431)    (1,833)

      Total costs and expenses         80,465     74,449    238,021    219,741


Loss before income taxes              (4,587)    (3,120)   (11,789)   (12,438)
Benefit for income taxes              (1,812)    (1,219)    (4,657)    (4,917)


  Net loss                           ($2,775)   ($1,901)   ($7,132)   ($7,521)


Basic earnings per share              ($0.07)    ($0.05)    ($0.19)    ($0.20)

Diluted earnings per share            ($0.07)    ($0.05)    ($0.19)    ($0.20)

Average common shares outstanding and
  dilutive potential common shares     37,525     38,078     37,901     38,050

Cash dividends per common share           --         --         --         --

The accompanying notes are an integral part of these consolidated financial statements.


                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          (Dollars in thousands)
                               October 31,        January 31,      November 1,
                                  1998              1998              1997
ASSETS                         (Unaudited)                         (Unaudited)
Current assets:
 Cash and cash equivalents        $9,765           $56,110           $27,618
 Inventories                      96,776            85,861            94,962
 Other current assets             16,912             7,142            19,291

  Total current assets           123,453           149,113           141,871

Property and equipment, net       45,474            36,753            37,766
Goodwill, less amortization          519               540               547
Other assets                      10,518             9,056             8,114

  Total assets                  $179,964          $195,462          $188,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued
 expenses                        $22,384           $23,019           $29,648
 Accrued payroll and bonuses       1,425             4,390             3,225
 Gift certificates redeemable      2,754             3,008             2,182

  Total current liabilities       26,563            30,417            35,055

Accrued rent and other
  liabilities                      6,911             6,807             6,652


Stockholders' equity:
 Preferred stock, $1 par value,
   1,000,000 shares authorized       --                --                --
 Common stock, $1 par value,
    50,000,000 share
    authorized, 38,141,437;
    38,114,187 and 38,104,118
    shares issued,
    respectively                  38,141            38,114            38,104
 Additional paid-in capital       76,021            75,904            75,894
 Retained earnings                38,291            45,423            33,452
 Cumulative effect of foreign
 currency translation             (1,608)           (1,203)             (859)
 Common shares in treasury, at
 cost, 841,936; 0 and 0 shares,
 respectively                     (4,355)               --                --

 Total stockholders' equity      146,490           158,238           146,591

 Total liabilities and
   stockholders' equity         $179,964          $195,462          $188,298

The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                       (Dollars in thousands)
                             (Unaudited)
                                                        Nine Months Ended
                                                    October 31,   November 1,
                                                        1998          1997
Cash flows from operating activities:
   Net loss                                           ($7,132)      ($7,521)
   Adjustments to reconcile net loss
     to net cash from operations:
        Depreciation and amortization                   7,574         7,499
        Deferred taxes and other                            9         1,085
        Management change cost                             --           800
        Noncash contributions to employee
          benefit plans                                    --            18

   Change in assets and liabilities:
        Increase in inventories                       (11,468)      (25,560)
        Increase in other current assets               (8,752)       (7,299)
        Decrease in current liabilities                (4,803)       (2,443)
        Increase in noncurrent assets                  (2,350)         (577)
        Increase in noncurrent liabilities                166           314

   Net cash used by operations                        (26,756)      (33,684)

Cash flows from investing activities:
        Purchases of property and equipment           (15,981)       (2,696)
        Sales of property and equipment                   379           163

   Net cash used by investing activities              (15,602)       (2,533)

Cash flows from financing activities:
        Purchase of treasury stock                     (4,378)           --
        Sale of stock to employee benefit plans           108           273
        Proceeds from the exercise of employee stock
        options                                            35           266
   Net cash provided (used) by financing
   activities                                          (4,235)          539

Effect of exchange rate change on cash                    248           166

Net decrease in cash and cash equivalents             (46,345)      (35,512)

Cash and cash equivalents at beginning of period       56,110        63,130

Cash and cash equivalents at end of period             $9,765       $27,618

Supplemental disclosure of cash flow information:
   Income taxes paid                                   $2,032        $1,656

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Accounting Principles

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1998 and November 1, 1997, and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month and three month periods ended October 31, 1998 and November 1, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report to Shareholders.


(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire April 13, 1999, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.


(3)  Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three months ended October 31, 1998 and November 1, 1997 was $2,959,000 and $2,045,000, respectively and for the nine months ended October 31, 1998 and November 1, 1997 was $7,537,000 and $7,877,000, respectively.


(4) Stock Buy Back Program

   On June 17, 1998, the Company announced that its Board of Directors had approved a stock buy back program with initial authorization to purchase up to $10 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. As of October 31, 1998, 846,500 shares had been purchased at a cost aggregating $4,378,000 of which 4,564 had been sold to the Company's employee stock plans.

(5) Vacation Policy Change

  During the third quarter of Fiscal 1998, the Company changed its vacation policy resulting in a one time, pretax credit of $700,000.


                  THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; effect of Year 2000 issues; and other factors referenced in the Company's 1997 Form 10-K Annual Report.

General

The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 415 Bombay retail stores in 42 states in the United States and nine Canadian provinces. To accommodate the increasing number of products, the Company introduced a large format Bombay store in late Fiscal 1992. The large format stores average 4,000 square feet, while the regular stores average 1,800 square feet. Presently, the Company's store opening program calls for large format stores ranging in size from 2,500 to 3,500 square feet. At October 31, 1998, 248 large format Bombay stores were in operation, including 153 stores that have been converted from regular stores since Fiscal 1992.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Although the precise effect of inflation on operations cannot be accurately determined, management does not believe inflation has a material impact on sales or results of operations.

Results of Operations

Quarters Ended October 31, 1998 and November 1, 1997

Net sales were $75,878,000 for the quarter ended October 31, 1998 compared to $71,329,000 for the same period last year, an increase of 6.4%. Same store sales increased 5% for the comparative periods. Sales increases were primarily attributed to new management's continued efforts to move through old and discontinued merchandise.


Cost of sales, including buying and store occupancy costs, was $56,141,000 for the third fiscal quarter compared to $50,363,000 for the same period last year. As a percentage of sales, cost of sales increased to 74.0% for the quarter compared to 70.6% for the prior year period. The 340 basis point decline in margin is due to lower product margin with no change in buying and occupancy costs relative to sales. The lower product margins are a result of the Company's promotional activity in purging old and discontinued merchandise.

Selling, general and administrative expenses were $24,635,000 or 32.5% of sales for the quarter compared to $24,538,000 or 34.4% of sales for the comparable prior year period. The current quarter includes a one time, pretax credit of $700,000 relating to a change in the Company's vacation policy while last year's third quarter included an $800,000 pretax charge relating to a management
change.   Excluding the non recurring items, selling, general and administrative expenses increased to $25,335,000 or 33.4% of sales from $23,738,000 or 33.3% of sales. The lower gross margins on product sales adversely impacted the Company's ability to leverage selling, general and administrative expenses particularly related to store payroll. In addition, the quarter to quarter comparison is negatively affected by preopening costs incurred in connection with the opening of 13 new or converted stores whereas last year, we opened or converted only two stores.

Nine Months Ended October 31, 1998 and November 1, 1997

Net sales were $226,232,000 for the nine months ended October 31, 1998 compared to $207,303,000 for the same period last year. Same store sales increased 9% for the year to date. Sales increases reflect the aggressive promotional activity of the second and third quarters this fiscal year.

Cost of sales, including buying and occupancy costs, was $169,101,000 or 74.7% of sales for the nine months compared to $151,857,000 or 73.3% of sales for the prior year to date. The 140 basis point decline in margin is due to lower product margin (300 basis points) partially offset by lower buying and occupancy costs relative to sales (160 basis points). The lower product margin is a reflection of the more aggressive promotional sales activity during the second and third fiscal quarters relative to last year. The percentage decrease in buying and occupancy costs is due to their relatively fixed nature measured against sales increases.

Selling, general and administrative expenses were $70,351,000 or 31.1% of sales for the quarter compared to $69,717,000 or 33.6% of sales for the comparable prior year period. Excluding the non recurring items, selling, general and administrative expenses increased to $71,051,000 or 31.4% of sales from
$68,917,000 or 33.2% of sales.   The increase in expenses is directly
attributable to costs incurred related to the higher sales volumes with the largest dollar increase occurring in payroll costs. As a percentage of sales, however, we have been able to leverage these costs, particularly in payroll and advertising resulting in a 180 basis point decline.



Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank lines total $45,000,000, of which $30,000,000 is committed, under revolving credit agreements expiring April 13, 1999. The bank credit lines are being utilized to support inventory purchases under letters of credit and may be utilized to fund seasonal inventory purchases. Letters of credit totaling $11,865,000 were outstanding at October 31, 1998. Based upon available cash balances at October 31, 1998 of over $9,000,000 and cash forecasts for the year, the Company does not presently expect to be in a borrowing position at any time during Fiscal 1998.

The store expansion program for the remainder of the fiscal year anticipates approximately three new stores and two conversions. New stores and conversions in Fiscal 1998 are in a new design which includes customer-friendly merchandise displays and updated styling. The Company has also been retrofitting a number of its existing larger format stores with certain of the more successful elements of the new design. Capital expenditures for the year to date, totaling $15,981,000, included 12 new store openings, 14 store conversions and 19 retrofit projects as well as routine purchases of machinery and equipment. The total estimated capital expenditures for Fiscal 1998 are approximately $20,000,000. The Company believes that its current cash position, cash flow from operations and credit line facilities will be sufficient to fund current operations, its stock buy back and capital expenditure programs.

Year 2000 Conversion

The Company recognizes the need to ensure that it will be prepared for Year 2000 issues and is engaged in an ongoing and comprehensive effort to mitigate such risks. While the Year 2000 impact on information technology has been addressed and remediation efforts have been in process since 1997, during fiscal 1998 a "Y2K" team was developed consisting of key employees representing all functional areas of the Company to address all other potential areas of Year 2000 impact, investigate solutions and develop contingency plans. The overall objective of the Company's efforts to date has been to identify and remediate Year 2000 related conditions that could reasonably be expected to cause a mission critical failure if not addressed. Efforts related to this objective have focused on a review of all proprietary and third-party systems and software, as well as an analysis of the risks inherent in significant business partner and vendor relationships. The Company's Year 2000 program and associated resources are primarily directed towards ensuring that the Company will be able to effect sales, order and receive merchandise, and pay its vendors and employees.

The Company's merchandising system was implemented in 1994 and was designed to be Year 2000 compliant; however, testing was not performed at that time to determine its readiness. An eight-tiered project, the Company's most extensive effort related to Year 2000, to identify and remediate Year 2000 issues with this software and other ancillary systems began in Summer 1997 and is scheduled for completion in Fall 1999.

The Company is in the process of replacing the majority of its store environment software and hardware including the current proprietary point of sale system, polling and operating systems. Portions of the hardware are already Year 2000 compliant and will remain in use. The new vendor supported store environment infrastructure is currently undergoing testing in a limited number of stores and is scheduled for a complete rollout during the second and third quarters of Fiscal 1999. Those portions of the store environment systems that are affected by Year 2000 are scheduled for completion in the third quarter of Fiscal 1999.


The existing financial accounting and reporting software has recently been upgraded by its vendor. The vendor has certified that, with this upgrade, the system is Year 2000 compliant.

This year the Company has also implemented new payroll and human resources systems, each of which is certified by the respective vendor to be Year 2000 compliant and which replaces a non-compliant system.

For those systems which the respective vendor has certified as Year 2000 compliant, the Company is still assessing what additional testing is needed to ensure their readiness.

The Company is also in the process of contacting its significant business partners and vendors in an effort to identify those that will not or may not be Year 2000 compliant. They include landlords, international and domestic vendors who supply merchandise to the Company for resale, suppliers of services such as banks and financial services, data processing services, advertising services, telecommunications services and utilities. The strategy for addressing our vendors is risk based. Each functional area of the Company is currently engaged in ranking each of its vendors as "critical", "essential" or "non-essential". Surveys will be sent primarily to critical and essential vendors with exceptions made for selected non-critical vendors that may serve in a contingency role. As vendors who are unable or unwilling to provide certification of Year 2000 readiness are identified, alternatives and contingencies intended to mitigate Y2K risks perceived to be material will be considered.

Primary attention is being given to the Company's overseas vendors, and purchasing agents are expected to play a major role in identifying, assessing and mitigating potential Year 2000 issues that are foreseeable. Significant emphasis in this area is vital as many of our primary vendors are concentrated in regions of the world that are commonly perceived to be potentially less prepared for the Year 2000.

During the year, the Company spent approximately $900,000 on the installation of its new payroll and human resources systems and has incurred approximately $700,000 in connection with the design and testing of its new store environment systems. The Company expects to incur an additional $6,000,000 in Fiscal 1999 in connection with the implementation of the new store environment technology. In addition to the cost of purchasing and implementing compliant replacement systems, the Company expects to incur approximately $500,000 in Fiscal 1998 and approximately $800,000 in Fiscal 1999 for ancillary testing and remediation of Year 2000 issues, consisting primarily of normal salaries paid to existing employees through the redirection of internal programming resources. These costs and expenditures were included in the Company's operating budget and have not had a material effect on the results of operations, liquidity or financial position. Purchased hardware, software and the costs of their implementation are capitalized and amortized over their useful lives while other costs of remediation associated with the Year 2000 conversion are being expensed as incurred.

The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Development of contingency plans will be addressed in Fiscal 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in Year 2000 or that the failure to develop such a plan will not have a material impact on the operations of the Company.

Because of the pervasiveness of potential Year 2000 impact, there can be no assurance that all associated issues have been fully identified and addressed. In fact, reliance on the technical skills of employees and independent contractors and on the representations of third parties are among the factors that could cause the Company's efforts to be less than fully effective. While it has realistically examined its exposure to Year 2000 issues and has taken steps to address those issues over which it has direct control, the Company acknowledges that there are considerable risks that are beyond its reasonable control. These risks include the potential failure of domestic and international utility companies to deliver power, of domestic and international telecommunications companies to render voice and data services, of financial institutions to process transactions or transfer funds, and of vendors to deliver merchandise ordered or to perform services required by the Company. Additionally, the Company acknowledges that it is vulnerable to the impact that Year 2000 may have on domestic and international economies to the extent that such economies may negatively impact the Company's vendors, business partners, customers or agents. Although the Company believes that it has taken appropriate and reasonable actions to identify and mitigate risks associated with the Year 2000 issues that are within it ability to control, there can be no assurance that its efforts will be fully effective. Furthermore, there can be no assurance that the systems of other companies and agencies on which the Company relies will be timely converted or that such failure to convert by another entity would not have an adverse impact on the Company's operations.



                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  No Exhibits have been filed as a part of this report.

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.


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


Date: December 15, 1998