Form 10-K
period 1999-01-30
BOMBAY COMPANY INC
filed 1999-04-29
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended January 30, 1999

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from _______________ to __________________


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X____ No _____


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

   The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on 16, 1999 was approximately $22,277,456

   Shares outstanding at April 16,1999:  Common Stock, $1 Par Value: 36,609,371

                      DOCUMENTS INCORPORATED BY REFERENCE:

    (a) Portions of the Annual Report to Shareholders for the Fiscal Year Ended January 30, 1999 (as expressly incorporated by reference in Parts I, II, and
IV).
    (b) Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 20, 1999 (as expressly incorporated by reference in Part III).


                                   FORM 10-K
                                     PART I
ITEM 1. BUSINESS.

(a) General Development of Business

     The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") is a specialty retailer marketing traditional and classic furniture, prints and accessories for the home through a network of retail locations throughout the United States and Canada, through mail order and over the internet at www.bombayco.com. During Fiscal 1998, the Company expanded its operations through the addition of 15 new stores and relocated or enlarged 16 additional stores while closing 18 locations.

     In 1995, the Company changed its year end to the Saturday nearest the end of January. Prior to that time, the Company's fiscal year ended the Sunday nearest the end of June. To effect the change, the Company's financial statements are reported for a 30 week or seven month period ended January 28, 1995.

    In January 1995, the Company announced the closing of its Alex & Ivy division and completed the closing in May 1995. The following discussions relate only to its on-going Bombay operations.


(b) Financial Information About Segments
     The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.


(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

     Bombay operates a chain of stores, located primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations. As of January 30, 1999, there were 361 Bombay stores in 42 states in the United States and 51 stores in nine Canadian provinces. Bombay also markets its products through its mail order operations in the United States and Canada and through e-commerce over the internet at www.bombayco.com.

     The Company offers a diverse selection of products consisting of approximately 3,500 SKUs of which over 95% of the product has been designed or styled to Bombay's specifications. Bombay's proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. While furniture is the Company's core competency and will remain as such, more focus has recently and will continue to be given to the smaller "take with" items such as wood and decorative accessories, crystal, candles and a wide assortment of gift items.

     The Company regularly updates its merchandise assortment through introducing new products and discontinuing others as they approach the end of their life cycles. During Fiscal 1998, approximately 2,200 SKUs were introduced as compared to 1,200 SKUs in Fiscal 1997. Typically, new product introductions are concentrated during the Company's spring, fall and Christmas marketing periods. The principal categories of merchandise include the following:

     Furniture - This category includes both wood and metal ready-to-assemble furniture focusing on the bedroom, living room, dining room and home office as well as occasional pieces. Furniture represented 49% of total sales for each of the past three fiscal years. Bombay's furniture is manufactured by contract manufacturers located principally in China, Taiwan, Malaysia, Mexico, Indonesia, India and the United States. During 1997, the Company introduced a limited offering of upholstered furniture which represents less than 1% of the total sales.

     Accessories - This is the broadest category and represented 27%, 26% and 27 % of total sales in Fiscal 1998, 1997 and 1996, respectively. This category includes both functional and decorative accessories including jewelry and memorabilia boxes, baskets, candles and scents, crystal, ceramics, frames and desktop, textiles, floral and holiday. The items are imported from 14 countries in Asia, North America and Europe.

     Wall Decor - This category includes prints, mirrors and sconces which represented 15%, 17% and 16% of total sales in Fiscal 1998, 1997 and 1996, respectively. This merchandise is sourced primarily from the United States, Canada, Italy and Korea.

     Lamps and Other - This category includes lamps and seasonal offerings which are sourced primarily from China, Taiwan and the United States. These items accounted for approximately 9%, 8% and 8% of total sales in Fiscal 1998, 1997 and 1996, respectively.

     Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Approximately 60% of production needs are provided from overseas sources.
Branch offices located in Taiwan, Malaysia, Indonesia and China and agents in various countries locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

     Bombay is not dependent on any particular supplier and has had long standing relationships with many of its vendors. Approximately 70% of the Company's merchandise requirements are supplied by 35 contract manufacturers in eight countries. No long-term production agreements are in place; however, agreements are in place with major manufacturers that prohibit the production of proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. The Company does business with its vendors principally in United States currency and has not historically experienced any material difficulties as a result of any foreign political, economic or social instabilities.

     Usually it takes several months from the time a merchandise order is placed with a manufacturer until the goods are received at centralized distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or a reordered product, lead times can vary from as little as two months to as much as twelve months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors especially in months when manufacturers are producing at or near peak capacity to meet seasonal demands. As a result, Bombay maintains a substantial inventory position in its distribution centers to ensure a sufficient supply of products to its customers.

     Store inventories are replenished from regional distribution centers located in Fort Worth, Texas; Atlanta, Georgia; Gilbertsville, Pennsylvania and Mississaugua, Ontario. The distribution centers are strategically located and provide the capability to replenish the majority of store inventories within 48 hours of when the order is processed. The Company uses dedicated trucks and less-than-truckload carriers to transport its product from its distribution centers to the stores. The Company also leases two vehicles used to transport product locally in the major metropolitan Toronto area.

Stores and Real Estate

     The Company bases its stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfy its demographic and financial return criteria. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting.

     In selecting store locations, the Company's real estate department conducts extensive analyses of potential store sites and bases its selection on the performance of other specialty retail tenants, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Although 90% of the current stores are mall based, the Company has opened stores in alternative locations including street and upscale, open air strip locations. The Company will continue to seek out the most potentially profitable locations for the opening of new stores regardless of the venue.

     Prior to 1992, the Company operated stores that were typically 1,500 to 1,800 square feet in size. In 1992, to accommodate the increasing number of products, the Company introduced a large format store which was approximately 4,000 square feet in total size. Between 1992 and 1995, the Company underwent a dramatic period of growth expanding the total retail square footage relating to Bombay stores from 504,000 square feet to 1,206,000 square feet and increasing its Bombay store count from 309 to 428. Beginning in 1995, the Company adopted a more conservative approach to expansion, reducing both the number of stores opened or converted to the large format and the targeted size of the stores from 4,000 square feet to 3,000 to 3,500 square feet. As of January 30, 1999, 251 large format stores were in operation including 155 stores that have been converted from regular stores since Fiscal 1992.

     During Fiscal 1997, the Company undertook a program to update its store design and introduced the new design in three locations. In Fiscal 1998, the Company opened 15 new stores and converted 16 others from the regular format to the large format, all of which were constructed in the new design. In addition, 21 stores underwent major remodeling, including new paint, flooring and lighting, while an additional 11 stores underwent minor updates in keeping with the new design. During the year, 18 underperforming stores were also closed.
In Fiscal 1999 and forward, the Company will continue its efforts to update the appearance of its stores with all new store openings and conversions being constructed in the new design. The store expansion plan includes approximately 20 stores openings and 15 to 20 conversions in Fiscal 1999.

     During Fiscal 1998, the Company's store openings included five outlet stores which were typically located in traditional outlet malls. The Company views the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further capitalize on its strength in designing and sourcing proprietary product. Bombay's store opening plans for Fiscal 1999 include 5 to 8 outlet locations.

     The Company's average cost of leasehold improvements, furniture, fixtures and machinery for stores (excluding outlets) opened or converted in Fiscal 1998, net of landlord allowances, was approximately $300,000 per store or $85 per square foot. In addition, other investments which consist primarily of inventory in the store location, averaged approximately $86,000 per large format store. The average cost of leasehold improvements, furniture, fixtures and machinery for outlet stores opened in Fiscal 1998, net of landlord allowances, was approximately $65,000 per store while the inventory investment also averaged approximately $65,000 per store. Bombay stores typically achieve store operating level profitability during their first year of operations.

     As of January 30, 1999, 361 stores were operating in 42 states in the United States and 51 stores were operating in nine provinces in Canada as illustrated in the map below.

{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:

UNITED STATES:
    AL - 5                       KY - 2                    NY - 23
    AR - 1                       LA - 7                    OH - 15
    AZ - 5                       MA - 9                    OK - 4
    CA - 49                      MD - 12                   OR - 3
    CO - 4                       MI - 9                    PA - 18
    CT - 6                       MN - 5                    RI - 2
    DC - 1                       MO - 5                    SC - 4
    DE - 3                       MS - 2                    TN - 12
    FL - 32                      NC - 10                   TX - 24
    GA - 14                      NE - 1                    UT - 3
    IA - 1                       NH - 3                    VA - 13
    IL - 15                      NJ - 16                   WA - 8
    IN - 5                       NM - 1                    WI - 1
    KS - 4                       NV - 3                    WV - 1


CANADA:
    AB - 3                       NB - 2                    ON - 26
    BC - 7                       NF - 1                    PQ - 8
    MB - 1                       NS - 2                    SK - 1}


Competition

    The home furnishings and decorative accessories market is highly fragmented. The Company faces competition from furniture stores, department stores and other specialty retailers. The Company believes that it competes primarily on the basis of selection, quality and value of merchandise.

Employees

    The Company has approximately 5,000 employees, which include approximately 3,000 part-time employees, and is not a party to any union contract. Employee relations are considered to be good.

Seasonality

    Operating results are subject to seasonal variation. Historically, the largest proportion of sales and substantially all of the income occurs in the fiscal quarter the Christmas season. Cash balances increase significantly in December due to the Christmas business.

Intangibles

     The Company owns a number of the trademarks and service marks used in its business, including federal registrations for the marks "The Bombay Company" and "Bombay" and the palm tree logo. The Company's trademarks are also registered or are the subject of pending applications in a number of foreign countries. Each registration is renewable indefinitely if the mark is still in use at the time of renewal.

     The Company believes that its registered trademarks have significant value and that these marks enhance the Bombay brand and are instrumental in the Company's ability to create, sustain demand for and market its product. From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's product or that otherwise infringe upon trademark or tradedress rights held by the Company. The Company has and will continue to vigorously defend it rights under the marks as necessary.

Risks and Uncertainties

    All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward-looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions, and the effects of Year 2000 issues.

Executive Officers

    The executive officers of the Company, their respective ages, positions held and tenure as officers are as follows:

                                     Position(s) Held with      Officer of the
        Name                              the Company            Company Since
                        Age

Robert S. Jackson       53     Chief Executive Officer               1997

Carmie Mehrlander       47     President and Chief Operating         1998
                               Officer
Brian N. Priddy         42     Senior Vice President, Stores         1998

Steven C. Woodward      42     Senior Vice President,                1998
                               Merchandising

Daniel L. Lawrence      50     Senior Vice President, Sourcing       1996

Elaine D. Crowley       40     Vice President, Finance and           1996
                               Treasurer

James D. Johnson        52     Vice President, Human Resources       1998

Cathy S. Pringle        47     Vice President, Marketing             1998

Michael J.              42     Vice President, Secretary and         1985
Veitenheimer                     General Counsel

     Robert S. Jackson was appointed Chief Executive Officer of the Company on February 2, 1998, after serving as acting President and Chief Executive Officer of the Company since March 29, 1997. He has been a member of the Board of Directors since 1991. Prior to joining Bombay as an officer, he was a private investor and business consultant after having served as President and Chief Executive Officer of USPCI, Inc., a former waste management subsidiary of Union Pacific Corporation from May 1991 until December 1994. From December 1981 until May 1991, Mr. Jackson was employed by Union Pacific Resources, the oil and gas and hard minerals subsidiary of Union Pacific Corporation, serving as its Vice President of Finance and Administration from 1984 until 1988 and as its Executive Vice President and Chief Financial Officer from 1988 until 1991.

    Carmie Mehrlander was named President and Chief Operating Officer of the Company on February 12, 1998, and was elected to fill a vacancy on the Board of Directors on March 26, 1998. Prior to joining the Company, Ms. Mehrlander served as Executive Vice President-Merchandising for Home Shopping Network from June 1996 to June 1997, and as Divisional Vice President of Sears Merchandise Group from August 1993 to June 1996. Prior to joining Sears, she was Group Vice President of Macy's South from July 1990 to August 1993 following 13 years of fashion retailing at Abraham & Strauss and Macy's (Bamberger's).

    Brian N. Priddy was named Senior Vice President, Stores on April 21, 1998. Prior to joining Bombay, Mr. Priddy served as District General Manager and a member of the Senior Strategic Leadership Team for Sears, Roebuck and Company from July 1993 to April 1998 and as Regional Merchandise Manager (Furniture/Hardlines) for Montgomery Wards from September 1992 to July 1993. From May 1991 until September 1992, Mr. Priddy served as Director of Stores for the Lillie Rubin chain of specialty stores and from November 1984 to April 1991 as Regional Vice President of Store Operations for Maison Blanche department stores.

    Steven C. Woodward was named Senior Vice President, Merchandising on August 3, 1998. His responsibilities include buying, concept and product development, planning, allocation, multinational sourcing and quality assurance. Mr. Woodward came to Bombay from Service Merchandise where he was the Vice President of the Home Store Merchandise group from November 1997 to July 1998. Prior thereto, Mr. Woodward held various positions at Pier 1 Imports from August 1992 to October 1997, including Vice President of Furniture, Textiles and Decorative Accessories.

    Daniel L. Lawrence has served as Senior Vice President, International Sourcing since 1992 and is principally responsible for product sourcing and quality assurance. He was elected a corporate officer on February 21, 1996. From 1990 to 1992 he acted as Vice President, Merchandising for the former Bombay division of the Company. Mr. Lawrence joined Bombay after serving as Senior Vice President, Merchandising for Michael's Stores, Inc. and holding various positions at Pier 1 Imports from 1975 to 1988, including Vice President, Divisional Merchandise Director from 1986 to 1988.

    Elaine D. Crowley was named Vice President, Finance and Treasurer effective January 25, 1996, after having served as Corporate Controller since January 1995. Prior thereto, Ms. Crowley acted as Executive Vice President, Operations of The Bombay Company division from January 1994 to January 1995, Vice President and Controller from January 1991 to December 1994, and Controller from August 1990 to December 1990. Ms. Crowley was with Price Waterhouse from 1981 to 1990.

    James D. Johnson joined Bombay on August 17, 1998 as Vice President, Human Resources. Prior thereto, Mr. Johnson served as Regional Human Resources Manager for Sears Product Service for the Dallas and Memphis Region, and as District Human Resources Manager for Sears Retail Organization from December 1994 to August 1998. Prior thereto, Mr. Johnson was employed by Federated Department Stores in the Abraham & Strauss division from August 1982 to December 1994 as Area Director of Human Resources, Director of Human Resources/Operations and Merchandising Group Manager. Mr. Johnson began his retail human resources career at Macy's Department Stores when he was employed from 1974 to 1982.

    Cathy S. Pringle joined the Bombay management team on September 9, 1998 from Paging Network, Inc. in Dallas, Texas where she served as Vice President Marketing, Paging Products and Services from 1996 to 1998. Prior to Paging Network, Inc., Ms. Pringle was Director of Marketing for the Printing and Publishing Division of Jostens during 1995 and 1996. Ms. Pringle began her marketing career at Rubbermaid Incorporated, where she served as Group Product Manager during 1994-1995, Senior Product Manager during 1993-1994, Product Manager from 1989 to 1993 and as Marketing Coordinator from 1986 to 1989.

    Michael J. Veitenheimer was named Vice President effective August 4, 1994, and has served as Secretary of the Company since July l, 1985, and General Counsel since December 1983. From 1983 to 1985 he was Assistant Secretary of the Company. Prior thereto, Mr. Veitenheimer was in private practice of law in Fort Worth, Texas.


(d) Financial Information About Geographic Areas

     The Company operates in the United States and Canada. For financial information by geographic area, see Note 8 to the Company's Consolidated Financial Statements, located on page 26 of the Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F8>

ITEM 2.  PROPERTIES.

   The Company owns its United States headquarters office complex of which it occupies approximately 77,000 square feet. The Company leases stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:

                            Square Feet
       Description       Owned     Leased
Stores:
   Regular                   --     303,000
   Large format              --     989,000
Distribution centers:
   McDonnaugh, GA            --     250,000
   Gilbertsville, PA         --     200,000
   Fort Worth, TX            --     272,000
   Mississauga, ON, CAN      --      82,000
Offices and storage:
   Mississauga, ON, CAN      --       9,000
   Regional sites            --       4,000
   Fort Worth, TX         121,000    22,000

                          121,000   2,131,000

   Leases generally have 10 year terms, expiring between 1999 and 2013. Adequate insurance coverage is maintained on all properties.

   For additional lease information, see Note 4 of Notes to Consolidated Financial Statements, located on page 24 of the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F4>

ITEM 3.  LEGAL PROCEEDINGS.

   The information in response to Item 3 is contained in Note 4 of Notes to Consolidated Financial Statements, located on page 24 of the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference.
<F4>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.



                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices are contained in the section entitled "Price Range of Common Stock", located on page 12 of the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F2>

   (b) The approximate number of record holders of common stock on April 15, 1999 was 2,500.

   (c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.


ITEM 6.  SELECTED FINANCIAL DATA.

   The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data", located on page 12 of the
1998 Annual Report to Shareholders, filed as Exhibit 13 to this Form    10-K
Annual Report.  Such Exhibit is incorporated herein by reference.
<F3>


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis", located on pages 14 to 17 of the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F6>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information in response to Item 8 is contained in the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                               Page Number(s) in
                                                                 Annual Report*

     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Statements of Operations for the Years Ended
     January 30, 1999, January 31, 1998, and February 1, 1997         18
    Consolidated Balance Sheets at January 30, 1999 and
     January 31, 1998                                                 19
    Consolidated Statements of Cash Flows for the Years Ended
     January 30, 1999, January 31, 1998, and February 1, 1997         20
    Consolidated Statements of Stockholders' Equity for the
     Years Ended January 30, 1999, January 31, 1998,
     and February 1, 1997                                             21
    Notes to Consolidated Financial Statements                        22-26
    Report of Independent Accountants                                 13
    Unaudited Quarterly Financial Data                                26

*The indicated pages of The Bombay Company, Inc. 1998 Annual Report to Shareholders are filed as Exhibit 13 to this Annual Report on Form 10-K. Such
Exhibit is incorporated herein by reference.

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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

       (1)The financial statements as cross-referenced in Item 8 of this Form 10-K Annual Report, together with the report thereon of PricewaterhouseCoopers LLP dated March 11, 1999, appearing in the accompanying 1998 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 1, 2, 3, 5, 6 and 7, the 1998 Annual Report to Shareholders is not deemed filed as part of this Report. The following financial statement schedule should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (2)   Financial Statement Schedule:
         Report of Independent Accountants on Financial
          Statement Schedule                                                10
         Schedule II-Valuation and Qualifying Accounts and Reserves
          for the Years Ended January 30, 1999, January 31, 1998
          and February 1, 1997                                              12


     (3)   Exhibits:

           A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

    (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended January 30, 1999.


<AUDIT-REPORT>
                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of The Bombay Company, Inc.

    Our audits of the consolidated financial statements referred to in our report dated March 11, 1999, appearing on page 13 of the 1998 Annual Report to Shareholders of The Bombay Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
March 11, 1999
</AUDIT-REPORT>


                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE BOMBAY COMPANY, INC.
                                            (Registrant)



Date:  April 12, 1999
                                            /s/ ROBERT S. JACKSON
                                            Robert S. Jackson
                                            Chairman of the Board, Chief
                                            Executive Officer

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                        Position                   Date



    /s/ BARBARA BASS        Director                        April 14, 1999
      Barbara Bass


                            Director
     George B. Cobbe


                            Director
     Edmund H. Damon


  /s/ GLENN E. HEMMERLE     Director                        April 13, 1999
    Glenn E. Hemmerle


                            Director
     A. Roy Megarry


  /s/ CARMIE MEHRLANDER     President, Chief Operating
    Carmie Mehrlander       Officer and Director            April 12, 1999


  /s/ ROBERT E. RUNICE      Director                        April 16, 1999
    Robert E. Runice


 /s/ CARSON R. THOMPSON     Director                        April 20, 1999
   Carson R. Thompson

                                                            April 22, 1999
  /s/ ELAINE D. CROWLEY     Vice President, Finance and
    Elaine D. Crowley       Treasurer



                        THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


                                 SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS AND RESERVES
                                   (Dollars in Thousands)
                                            Additions
                                         ------------------
                                         Charged    Charged
                                            to        to
                             Balance at   Costs      Other                  Balance
                             Beginning     and     Accounts   Deductions    End of
     Description             of Period   Expenses  Describe    Describe     Period

Year Ended February 1,
1997

Store Conversions Reserve-
   Asset Writedown             $5,323        --         --        1,683(1)   $3,640

Year Ended January 31,
1998

Store Conversions Reserve-
      Asset Writedown          $3,640        --         --        1,401(1)   $2,239

Year Ended January 30,
1999

Store Conversions Reserve-
      Asset Writedown          $2,239        --         --          611(1)   $1,628

(1) Primarily remaining book value of leasehold improvements and lease obligation of Bombay stores written off in connection with the asset writedown and store conversion program.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

Number    Description

 3(a)   - Restated Certificate of Incorporation dated January 1, 1993 and
          Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993.(1)

 3(b)   - Bylaws, as amended and restated effective May 21, 1997.

   4    - Preferred Stock Purchase Rights Plan. (2)

 10(a)  - Form of Indemnification Agreement. (3)

 10(b)  - The Bombay Company, Inc. 1991 Director Stock Option Plan. (4)

 10(c)  - Form of Agreement used to evidence stock option grants under The
          Bombay Company, Inc. 1991 Director Stock Option Plan.  (5)

 10(d)  - The Bombay Company, Inc. Supplemental Stock Program.  (5)

 10(e)  - The Bombay Company, Inc. 1993 Stock Deferral Plan for Non-Employee
             Directors. (6)

 10(f)  - Executive Long Term Disability Plan. (7)

 10(g)  - The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (8)

 10(h)  - Form of Award Agreement under the 1996 Long-Term Incentive Stock
          Plan.

 10(i)  - Executive Officers Incentive Compensation Plan. (9)

 10(j)  - Employment Contract with Executive Officer.

  13    - The Bombay Company, Inc. 1998 Annual Report to Shareholders is filed as exhibit hereto solely to the extent portions thereof are expressly incorporated herein by reference.

  22    - Subsidiaries of the Registrant. (7)

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

(2 Filed with the Commission as an Exhibit to the Company's Registration
   Statement on Form 8A filed June 12, 1995. Such Exhibit is incorporated herein by reference.

(3)Filed with the Commission as an Exhibit to the Company's Definitive
   Proxy Statement dated October 10, 1986, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1986. Such Exhibit is incorporated herein by reference.

(4)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 8, 1991, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1991. Such Exhibit is incorporated herein by reference.

(5)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 28, 1992. Such Exhibit is incorporated herein by reference.

(6)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated September 7, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.

(7)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 3, 1994. Such Exhibit is incorporated herein by reference.

(8)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated April 3, 1996, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 3, 1996. Such Exhibit is incorporated herein by reference.

(9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Such Exhibit is incorporated herein by reference.

(10)Filed with the Commission on April 9, 1999.