Form 10-Q
period 1999-05-01
BOMBAY COMPANY INC
filed 1999-06-15
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
rk one)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                   Number of shares outstanding at May 1, 1999

  Common stock, $1 par value                         36,586,921
                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                           Quarter Ended May 1, 1999



                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
Item                                                                    Page No.


1. Financial Statements...............................................      3-6

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................      7-10



                          PART II -- OTHER INFORMATION



6. Exhibits and Reports on Form 8-K...................................       11

   Signatures.........................................................       12


              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
               (In thousands, except per share amounts)
                             (Unaudited)
                                                         Three Months Ended

                                                         May 1,         May 2,
                                                          1999           1998

Net sales                                               $75,286        $68,343


Costs and expenses:
   Cost of sales, buying and store occupancy costs       55,680         52,634
   Selling, general and administrative expenses          23,999         22,738
   Interest income, net                                   (374)          (617)


      Total costs and expenses                           79,305         74,755


Loss before income taxes                                 (4,019)        (6,412)
Income tax benefit                                       (1,588)        (2,531)


   Net loss                                             ($2,431)       ($3,881)


Basic earnings per share                                 ($0.07)        ($0.10)

Diluted earnings per share                               ($0.07)        ($0.10)

Average common shares outstanding and
   dilutive potential common shares                      36,737         38,121


Cash dividends per common share                              --             --

The accompanying notes are an integral part of these consolidated financial statements.


                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                          (Dollars in thousands)
                                              May 1,          January 30,       May 2,
                                               1999               1999           1998

ASSETS                                     (Unaudited)                       (Unaudited)

Current assets:
  Cash and cash equivalents                  $34,632             $52,809         $40,666
  Inventories                                 89,503              76,659          87,787
  Other current  assets                       14,382               7,303          15,613


    Total current assets                     138,517             136,771         144,066

Property and equipment, net                   43,222              44,412          38,887
Goodwill, less amortization                      505                 512             533
Other assets                                  12,556              11,824           9,415


    Total assets                            $194,800            $193,519        $192,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      $28,899           $23,646         $25,260
  Accrued payroll and bonuses                  3,126             3,214           3,371
  Gift certificates redeemable                 3,351             3,487           2,737


    Total current liabilities                 35,376            30,347          31,368


Accrued rent and other liabilities             6,999             7,029           6,904


Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                   --                --              --
  Common stock, $1 par value,
    50,000,000 shares authorized,
    38,149,646; 38,149,646 and 38,128,556
    shares issued, respectively               38,150            38,150          38,129
  Additional paid-in capital                  76,055            76,044          75,960
  Retained earnings                           47,002            49,433          41,542
  Accumulated other comprehensive loss        (1,195)           (1,501)         (1,002)
  Common shares in treasury, at
    cost, 1,562,725; 1,170,930 and
    0 shares, respectively                    (7,587)           (5,983)              --


    Total stockholders' equity               152,425           156,143         154,629


Total liabilities and
   stockholders' equity                     $194,800          $193,519        $192,901

The accompanying notes are an integral part of these consolidated financial statements.


               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)
                                                               Three Months Ended

                                                               May 1,        May 2,
                                                                1999          1998
Cash flows from operating activities:
   Net loss                                                   ($2,431)      ($3,881)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                          2,852         2,350
         Deferred taxes and other                                (197)             7
   Change in assets and liabilities:
         Increase in inventories                              (12,461)       (1,686)
         Increase in other current assets                      (6,847)       (8,160)
         Increase in current liabilities                        4,950           586
         Increase in noncurrent assets                         (1,100)         (599)
         Increase in noncurrent liabilities                        67            82


   Net cash used by operations                                (15,167)      (11,301)


Cash flows from investing activities:
         Purchases of property and equipment                   (1,224)       (4,262)
         Sales of property and equipment                          114           106

   Net cash used by investing activities                       (1,110)       (4,156)


Cash flows from financing activities:
         Purchases of treasury stock                           (1,762)            --
         Sale of stock to employee benefit plans                   43            50
         Proceeds from the exercise of employee stock options       5            18

   Net cash provided (used) by financing activities            (1,714)            68


Effect of exchange rate change on cash                           (186)          (55)

Net decrease in cash and cash equivalents                     (18,177)      (15,444)

Cash and cash equivalents at beginning of period               52,809        56,110


Cash and cash equivalents at end of period                    $34,632       $40,666


Supplemental disclosure of cash flow information:
 Income taxes paid                                           $1,588        $1,861

The accompanying notes are an integral part of these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1) Accounting Principles

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 1, 1999 and May 2, 1998, and the results of operations and cash flows for the three months then ended. The results of operations for the three month periods ended May 1, 1999 and May 2, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report to Shareholders.


(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire May 13, 2000, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime. There were no borrowings under these revolving credit facilities during the quarter ended May 1, 1999.


(3)  Comprehensive Income

  Comprehensive loss for the three months ended May 1, 1999 and May 2, 1998 was $2,125,000 $3,680,000, respectively. Other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.


(4) Stock Buy Back Program

  On June 17, 1998, the Company announced that its Board of Directors had approved a stock buy back program with initial authorization to purchase up to $10 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. As of May 1, 1999, 1,631,200 shares had been purchased at a cost aggregating $7,932,000.




                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; the effects of Year 2000 issues; and other factors reference in the Company's 1998 Form 10-K Annual Report.

General

  The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 419 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces, through mail order and over the internet at www.bombayco.com.

  The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to Company specification through a network of contract manufacturers located principally in Asia and North America. Because the majority of the Company's products are proprietary, the impact of inflation on operating results is typically not significant. The Company attempts to alleviate inflationary pressures by increasing selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.


Results of Operations

Quarters Ended May 1, 1999 and May 2, 1998

  Net sales were $75,286,000 for the quarter ended May 1, 1999 compared to $68,343,000 for the same period last year, an increase of 10%. The increase is attributable to a same store sales increase of 6% as well as there being 11 more stores than at May 2, 1998. Sales increases are largely related to the increased emphasis on accessories and impulse items, designed to attract more customers. During the quarter ended May 1, 1999, the transaction count increased by almost 20% over the first fiscal quarter of last year, while the average transaction declined from $106 to $98 during the applicable periods.

  Cost of sales, including buying and occupancy costs, was $55,680,000 for the first fiscal quarter compared to $52,634,000 for the same period last year. As a percentage of sales, cost of sales decreased to 74.0% for the quarter compared to 77.0% for the prior year period. The 300 basis point improvement is due to higher product margin (290 basis points) as well as a slight improvement in buying and occupancy costs (10 basis points) as fixed costs are leveraged on the higher sales base. The higher product margins reflect the improved product offering, more selective promotions and selected retail price increases.

  Selling, general and administrative expenses were $23,999,000 or 31.9% of sales for the quarter compared to $22,738,000 or 33.3% of sales for the comparable prior year period. The dollar increase is primarily the result of higher payroll costs driven by the higher sales volume and higher store pay rates in the tight labor market. As a percentage of sales, selling, general and administrative expenses have declined as the Company continues to exercise strong controls and leverage costs such as advertising and insurance on the higher sales base.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases under letters of credit. Bank lines total $45 million, of which $30 million is committed, under revolving credit agreements expiring May 13, 2000. Based upon available cash balances at May 1, 1999 of over $34 million and cash forecasts for the year, the Company does not presently expect to be in a borrowing position at any time during Fiscal 1999. Letters of credit totaling $19,560,000 were outstanding at May 1, 1999.

   The store expansion plan for the remainder of the fiscal year anticipates approximately 11 new stores and 12 conversions to the large format, all in the newer store design. Capital expenditures for the quarter included construction costs on six new stores, three new outlets and four conversions as well as routine purchases of furniture and equipment. The total estimated capital expenditures for Fiscal 1999 are $22 million and include approximately $6 million for the replacement of store point-of-sale equipment.

  The Company also continues a stock buy back program approved by the Board of Directors in June 1998. As of May 1, 1999, $7.9 million of the $10 million approved under the program has been used to purchase 1,631,200 shares of the Company's common stock.

  The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations, stock buy back and capital expenditure programs.


Year 2000 Conversion

  The Company recognizes the need to ensure that it will be prepared for Year 2000 issues and is engaged in an ongoing and comprehensive effort to mitigate such risks. While the Year 2000 impact on information technology has been addressed and remediation efforts have been in process since 1997, during Fiscal 1998 a "Y2K" team consisting of key employees representing all functional areas of the Company was developed to address all other potential areas of Year 2000 impact, investigate solutions and develop contingency plans. The overall objective of the Company's efforts to date has been to identify and remediate Year 2000 related conditions that could reasonably be expected to cause a mission critical failure if not addressed. Efforts related to this objective have focused on a review of all proprietary and third-party systems and software, as well as an analysis of the risks inherent in significant business partner and vendor relationships. The Company's Year 2000 program and associated resources are primarily directed toward ensuring that the Company will be able to effect sales, order and receive merchandise, and pay its vendors and employees.

  The Company's merchandising system was implemented in 1994 and was designed to be Year 2000 compliant; however, testing was not performed at that time to determine its readiness. An eight-tiered project, the Company's most extensive effort related to Year 2000, to identify, remediate and test Year 2000 issues with this software and other ancillary systems began in Summer 1997 and is scheduled for completion by Fall 1999.

  The Company is in the process of replacing its store hardware and operating software including the polling systems. The new store infrastructure upgrade, which includes the roll out of Year 2000 compliant hardware and operating systems, began in May 1999 and is scheduled for completion in the third quarter of Fiscal 1999. The back office polling system has been made compliant and is currently in use for those stores on the new infrastructure. The Company's existing proprietary point-of-sale application software is approximately 90% compliant and is expected to be 100% compliant by July 1999.

  During Fiscal 1998, the existing financial accounting and reporting software was upgraded by its vendor. The vendor has certified that, with this upgrade, the system is Year 2000 compliant.

  During Fiscal 1998, the Company also implemented new payroll and human resources systems, each of which is certified by the respective vendor to be Year 2000 compliant and which replaces a non-compliant system.

  For those systems which the respective vendor has certified as Year 2000 compliant, the Company is still assessing what additional testing is needed to ensure their readiness. The Company has also engaged a third party to perform a due diligence review of remediation efforts in the information technology area.

  The Company is also in the process of communicating with its significant business partners and vendors in an effort to identify those that will not or may not be Year 2000 compliant. They include landlords, international and domestic vendors who supply merchandise to the Company for resale, suppliers of services such as banks and financial services, data processing services, advertising services, telecommunications services and utilities. The strategy for addressing our vendors is risk based. Each functional area of the Company has ranked each of its vendors as "critical", "essential" or "non-essential". Surveys have been sent primarily to critical and essential vendors with exceptions made for selected non-critical vendors that may serve in a contingency role. As responses are received, they are being evaluated as to the vendor's degree of Year 2000 readiness. As vendors who are unable or unwilling to provide certification of Year 2000 readiness are identified, alternatives and contingencies intended to mitigate Year 2000 risks perceived to be material are being developed.

  Primary attention is being given to the Company's overseas vendors, purchasing agents and the environments in which they operate. Significant emphasis in this area is vital as many of our primary vendors are concentrated in regions of the world that are commonly perceived to be potentially less prepared for the Year 2000. A group comprised of representatives from the merchandising, logistics, distribution and finance areas of the Company are addressing such issues as the continuity of merchandise production, merchandise transportation, the operation of foreign ports and the ability of foreign banks to effect payment to vendors. The group is evaluating survey responses received from our foreign vendors, formulating contingency plans and work-around plans where contingency plans are not feasible. These efforts will continue through the remainder of 1999.

  During Fiscal 1998, the Company spent approximately $1.0 million on the installation of its new payroll and human resources systems and has incurred approximately $.7 million in connection with the design and testing of its new store environment systems. The Company expects to incur an additional $6.0 million in Fiscal 1999 in connection with the implementation of the new store environment technology. In addition to the cost of purchasing and implementing compliant replacement systems, the Company incurred approximately $.4 million in Fiscal 1998 and expects to incur approximately $.8 million in Fiscal 1999 for ancillary testing and remediation of Year 2000 issues, consisting primarily of normal salaries paid to existing employees through the redirection of internal programming resources. These costs and expenditures were included in the Company's operating budget and have not had a material effect on the results of operations, liquidity or financial position. Purchased hardware, software and the costs of their implementation are capitalized and amortized over their useful lives while other costs of remediation associated with the Year 2000 conversion are being expensed as incurred.

  The Company is actively engaged in the process of developing contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Operational and information technology functions are being identified and classified according to their degree of risk. Development of contingency plans is expected to continue through the third quarter of Fiscal 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in Year 2000 or that the failure to develop such a plan will not have a material impact on the operations of the Company.

  Because of the pervasiveness of potential Year 2000 impact, there can be no assurance that all associated issues have been fully identified and addressed. In fact, reliance on the technical skills of employees and independent contractors and on the representations of third parties are among the factors that could cause the Company's efforts to be less than fully effective. While it has realistically examined its exposure to Year 2000 issues and has taken steps to address those issues over which it has direct control, the Company acknowledges that there are considerable risks that are beyond its reasonable control. These risks include the potential failure of domestic and international utility companies to deliver power, of domestic and international telecommunications companies to render voice and data services, of financial institutions to process transactions or transfer funds, and of vendors to deliver merchandise ordered or to perform services required by the Company. Additionally, the Company acknowledges that it is vulnerable to the impact that Year 2000 may have on domestic and international economies to the extent that such economies may negatively impact the Company's vendors, business partners, customers or agents. Although the Company believes that it has taken appropriate and reasonable actions to identify and mitigate risks associated with the Year 2000 issues that are within its ability to control, there can be no assurance that its efforts will be fully effective. Furthermore, there can be no assurance that the systems of other companies and agencies on which the Company relies will be timely converted or that such failure to convert by another entity would not have an adverse impact on the Company's operations.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended May 1, 1999. No exhibits have been filed as a part of this report.




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

Date: June 15, 1999