Form 10-Q
period 1999-07-31
BOMBAY COMPANY INC
filed 1999-09-14
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
Mark one)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                 Number of shares outstanding at July 31, 1999

  Common stock, $1 par value                         36,332,363



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter Ended July 31, 1999



                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION


Item                                                                    Page No.


 Financial Statements...............................................      3-6

 Management's Discussion and Analysis of Financial
   Condition and Results of Operations..............................      7-11



                          PART II -- OTHER INFORMATION



 Exhibits and Reports on Form 8-K...................................       12

 Signatures.........................................................       13


                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                 (In thousands, except per share amounts)
                                (Unaudited)

                                                   Three Months          Six Months
                                                      Ended                 Ended

                                                July 31,  August 1,   July 31,  August 1,
                                                  1999       1998       1999       1998

Net sales                                       $90,762    $82,011   $166,048   $150,354


Costs and expenses:
  Cost of sales, buying and
    store occupancy costs                        65,042     60,326    120,722   112,960
  Selling, general and
    administrative expenses                      25,344     22,978     49,343    45,716
  Interest income, net                             (329)      (503)      (703)   (1,120)

     Total costs and expenses                    90,057     82,801    169,362   157,556


Income (loss) before income taxes                   705      (790)    (3,314)    (7,202)
Provison (benefit) for income taxes                 292      (314)    (1,296)    (2,845)


  Net income (loss)                                $413     ($476)   ($2,018)   ($4,357)


Basic earnings per share                          $0.01    ($0.01)    ($0.06)    ($0.11)

Diluted earnings per share                        $0.01    ($0.01)    ($0.06)    ($0.11)

Average common shares outstanding                36,494     38,057     36,616     38,089

Average common shares outstanding and
  dilutive potential common shares               37,345     38,057     36,616    38,089

Cash dividends per common share                      --         --         --         --

The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                       (Dollars in thousands)

                                          July 31,        January 30,     August 1,
                                            1999             1999            1998

ASSETS                                   (Unaudited)                    (Unaudited)
Current assets:
 Cash and cash equivalents                  $26,884         $52,809       $37,010
 Inventories                                 94,812          76,659        84,314
 Other current  assets                        9,619           7,303        15,913


   Total current assets                     131,315         136,771       137,237

Property and equipment, net                  46,499          44,412        40,477
Goodwill, less amortization                     499             512           526
Other assets                                 13,190          11,824         9,994


   Total assets                            $191,503        $193,519      $188,234


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Vendor payables and
   accrued expenses                        $27,430         $23,646        $23,140
 Accrued payroll and bonuses                 2,904           3,214          3,215
 Gift certificates redeemable                3,339           3,487          2,718

   Total current liabilities                33,673          30,347         29,073


Accrued rent and other liabilities           7,039           7,029          6,755


Stockholders' equity:
 Preferred stock, $1 par value,
   1,000,000 shares authorized                  --              --             --
 Common stock, $1 par value,
   50,000,000 shares authorized,
   38,149,646; 38,149,646 and
   38,139,002 shares issued, respectively   38,150          38,150         38,139
 Additional paid-in capital                 76,095          76,044         76,011
 Retained earnings                          47,415          49,433         41,066
 Accumulated other
  comprehensive income                      (1,410)         (1,501)        (1,424)
 Common shares in treasury, at cost,
   1,817,283; 1,170,930 and 281,600
   shares, respectively                     (9,459)         (5,983)        (1,386)

   Total stockholders' equity               150,791        156,143        152,406


Total liabilities and
  stockholders'equity                      $191,503        $193,519       $188,234

The accompanying notes are an integral part of these consolidated financial statements.

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                            (Unaudited)

                                                             Six Months Ended

                                                            July 31,      August 1,
                                                              1999          1998
Cash flows from operating activities:
   Net loss                                                 ($2,018)       ($4,357)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                        5,913          4,836
         Deferred taxes and other                               453             (3)
   Change in assets and liabilities:
         (Increase) decrease in inventories                 (18,113)         1,277
         Increase in other current assets                    (1,954)        (8,309)
         Increase (decrease) in current liabilities           2,467         (1,830)
         (Increase) decrease in noncurrent assets                14         (1,498)
         Increase (decrease) in noncurrent liabilities          214            (31)

   Net cash used by operations                              (13,024)        (9,915)


Cash flows from investing activities:
         Purchases of property and equipment                 (9,491)        (8,419)
         Sales of property and equipment                        186            332

   Net cash used by investing activities                     (9,305)        (8,087)


Cash flows from financing activities:
         Purchases of treasury stock                         (3,795)        (1,386)
         Sale of stock to employee benefit plans                 94             79
         Proceeds from the exercise of
           employee stock options                                72             53

   Net cash used by financing activities                     (3,629)        (1,254)


Effect of exchange rate change on cash                           33            156


Net decrease in cash and cash equivalents                   (25,925)       (19,100)

Cash and cash equivalents at beginning of period             52,809         56,110

Cash and cash equivalents at end of period                  $26,884        $37,010

Supplemental disclosure of cash flow information:
   Income taxes paid (refunded)                              $1,727          ($561)

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1) Accounting Principles

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 31, 1999 and August 1, 1998, and the results of operations and cash flows for the three and six months then ended. The results of operations for the three and six month periods ended July 31, 1999 and August 1, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report to Shareholders.


(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire May 13, 2000, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime. There were no borrowings under these revolving credit facilities during the six months ended July 31, 1999.


(3)  Comprehensive Income

  Comprehensive income for the three months ended July 31, 1999 was $198,000. Comprehensive loss for the three months ended August 1, 1998 was $898,000. Comprehensive loss for the six months ended July 31, 1999 and August 1, 1998 was $1,927,000 and $4,578,000, respectively. Other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.


(4)  Stock Buy Back Program

  On June 17, 1998, the Company announced that its Board of Directors had approved a stock buy back program with initial authorization to purchase up to $10 million of the Company's stock. On August 18, 1999, the Company further announced that its Board of Directors had approved an increase to the stock buy back program to purchase up to an additional $5 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. As of July 31, 1999, 1,918,700 shares had been purchased at a cost aggregating $9,966,000.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; the effects of Year 2000 issues; and other factors referenced in the Company's 1998 Form 10-K Annual Report.


General

  The Bombay Company, Inc. is a specialty retailer which markets traditional and classic furniture, prints and accessories through its 418 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces, through mail order and over the internet at www.bombayco.com.

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


Results of Operations

Quarters Ended July 31, 1999 and August 1, 1998

  Net sales were $90,762,000 for the quarter ended July 31, 1999 compared to $82,011,000 for the same period last year, an increase of 11%. The increase is attributable to a same store sales increase of 5% as well as there being 11 more stores than at August 1, 1998. Sales increases are primarily related to the increased focus on accessories and impulse items, designed to attract more customers and grow our customer base. Accessories represented 33% of the sales during the quarter compared to 28% in the second fiscal quarter of last year, and accounted for virtually all of the sales increase for the period. During the quarter ended July 31, 1999, the transaction count increased by almost 12% over the comparable quarter last year, while the average transaction declined from $100 to $97 during the applicable periods.

  Cost of sales, including buying and occupancy costs, was $65,042,000 for the second fiscal quarter compared to $60,326,000 for the same period last year. As a percentage of sales, cost of sales decreased to 71.7% for the quarter compared to 73.6% for the prior year period. The 190 basis point improvement is primarily attributable to higher product margin (180 basis points) as well as a slight improvement in buying and occupancy costs (10 basis points) as fixed costs are leveraged on the higher sales base. The higher product margins are the result of continued improvement in product offering which involved less clearance merchandise, more selective promotions and higher initial margins.

  Selling, general and administrative expenses were $25,344,000 or 27.9% of sales for the quarter compared to $22,978,000 or 28.0% of sales for the comparable prior year period. The dollar increase is largely the result of higher payroll costs driven by the higher sales volume and higher store pay rates in the tight labor market. Advertising and visual merchandising costs also increased from the prior year due to an additional catalogue in July and stronger emphasis on cohesive presentation in the stores and catalogue. As a percentage of sales, selling, general and administrative expenses have remained consistent as the Company continues to exercise strong controls and leverage costs on the higher sales base.

Six Months Ended July 31, 1999 and August 1, 1998

     Net sales were $166,048,000 for the six months ended July 31, 1999 compared to $150,354,000 for the same period last year, an increase of 10%. Same store sales increased 5% for the year to date. Sales increases are primarily attributable to the increased focus on accessories and impulse items, designed to attract more customers and grow our customer base. For the year to date, the transaction count increased by 15% over the comparable period last year, while the average transaction declined from $102 to $97 during the applicable periods.

     Cost of sales, including buying and occupancy costs, was $120,722,000 or 72.7% of sales for the six months compared to $112,960,000 or 75.1% of sales for the comparable prior year period. The 240 basis point improvement is due to higher product margins (230 basis points) as well as a slight improvement in buying and occupancy costs (10 basis points) as fixed costs are leveraged on the higher sales base. The higher product margins are the result of continued improvement in product offering which involved less clearance merchandise, more selective promotions and higher initial margins.

     Selling, general and administrative expenses were $49,343,000 or 29.7% of sales for the six months compared to $45,716,000 or 30.4% of sales for the same period last year. The dollar increase results primarily from higher payroll costs driven by the higher sales volume and higher store pay rates in the tight labor market. As a percentage of sales, selling, general and administrative expenses have decreased slightly as the Company continues to exercise strong controls and leverage costs on the higher sales base.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases under letters of credit. Bank lines total $45 million, of which $30 million is committed, under revolving credit agreements expiring May 13, 2000. Letters of credit totaling $23,007,000 were outstanding at July 31, 1999.

  The primary uses of cash flows have been inventory purchases, expansion of the store base and information technology systems upgrades as well as purchases of treasury stock. At July 31, 1999, inventory levels were $10.5 million higher than at the same time last year. The increase is in line with Company plans and reflects the higher sales levels, increased focus on accessories and an earlier introduction of Christmas merchandise.

  The store expansion plan for the remainder of the fiscal year anticipates approximately 9 new stores and 10 conversions to the large format, all in the newer store design. Capital expenditures for the year to date, totaling $9,491,000, included six new stores, five new outlets and six conversions as well as store point-of-sale equipment replacement and other routine furniture and equipment purchases. The total estimated capital expenditures for Fiscal 1999 are $21 million.

  The Company also continues a stock buy back program approved by the Board of Directors in June 1998. As of July 31, 1999, virtually all the $10 million originally approved under the program has been used to purchase 1,918,700 shares of the Company's common stock. On August 18, 1999, the Company announced that the Board of Directors had approved an increase in the program of up to an additional $5 million.

  The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations, stock buy back and capital expenditure programs.


Year 2000 Conversion

  The Company recognizes the need to ensure that it will be prepared for Year 2000 issues and is engaged in an ongoing and comprehensive effort to mitigate such risks. The impact of Year 2000 has been addressed not only on information technology but also on other functional areas of the Company. Remediation efforts have been in process since 1997 and contingency plans continue to be developed. The overall objective of the Company's efforts has been to identify and remediate Year 2000 related conditions that could reasonably be expected to cause a mission critical failure if not addressed. Efforts related to this objective have focused on a review of all proprietary and third-party systems and software, as well as an analysis of the risks inherent in significant business partner and vendor relationships. The Company's Year 2000 program and associated resources are primarily directed toward ensuring that the Company will be able to effect sales, order and receive merchandise, and pay its vendors and employees.

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

  The Company is in the process of replacing its store hardware and operating software including the polling systems. The new store infrastructure upgrade, which includes the roll out of Year 2000 compliant hardware and operating systems, began in May 1999 and is scheduled for completion in the third quarter of Fiscal 1999. The back office polling system has been made compliant and is currently in use for those stores on the new infrastructure. The Company's existing proprietary point-of-sale application software has also been made compliant.

  During Fiscal 1998, the existing financial accounting and reporting software was upgraded by its vendor. The vendor has certified that, with this upgrade, the system is Year 2000 compliant.

  During Fiscal 1998, the Company also implemented new payroll and human resources systems, each of which is certified by the respective vendor to be Year 2000 compliant and which replaced a non-compliant system.

  For those systems which the respective vendor has certified as Year 2000 compliant, the Company has elected selective testing to be performed throughout the remainder of 1999. The Company has also engaged a third party to perform a due diligence review of remediation efforts in the information technology area.

  The Company has also been communicating with its significant business partners and vendors in an effort to identify those that will not or may not be Year 2000 compliant. They include landlords, international and domestic vendors who supply merchandise to the Company for resale, suppliers of services such as banks and financial services, data processing services, advertising services, telecommunications services and utilities. The strategy for addressing our vendors is risk based. Each functional area of the Company ranked each of its vendors as "critical", "essential" or "non-essential". Surveys were sent primarily to critical and essential vendors with exceptions made for selected non-critical vendors that may serve in a contingency role. As responses have been received, they have been evaluated as to the vendor's degree of Year 2000 readiness. As vendors who are unable or unwilling to provide certification of Year 2000 readiness are identified, alternatives and contingencies intended to mitigate Year 2000 risks perceived to be material are being developed.

  Primary attention is being given to the Company's overseas vendors, purchasing agents and the environments in which they operate. Significant emphasis in this area is vital as many of our primary vendors are concentrated in regions of the world that are commonly perceived to be potentially less prepared for the Year 2000. A group comprised of representatives from the merchandising, logistics, distribution and finance areas of the Company have addressed such issues as the continuity of merchandise production, merchandise transportation, the operation of foreign ports and the ability of foreign banks to effect payment to vendors. The group has been evaluating survey responses received from our foreign vendors. As they have identified potential Year 2000 issues, they have formulated various contingency plans and work-around plans where contingency plans were not feasible. We will continue to monitor Year 2000 issues as they relate to our overseas relationships and make adjustments to our contingency and work-around plans as the circumstances warrant.

  During Fiscal 1998, the Company spent approximately $1.0 million on the installation of its new payroll and human resources systems. To date, the Company has incurred $5.4 million in connection with the implementation of the new store environment technology and expects to incur approximately $1.5 to $2.0 million more in Fiscal 1999. In addition to the cost of purchasing and implementing compliant replacement systems, the Company incurred approximately $.4 million in Fiscal 1998 and expects to incur approximately $.8 million in Fiscal 1999 for ancillary testing and remediation of Year 2000 issues, consisting primarily of normal salaries paid to existing employees through the redirection of internal programming resources. These costs and expenditures were included in the Company's operating budget and have not had a material effect on the results of operations, liquidity or financial position. Purchased hardware, software and the costs of their implementation are capitalized and amortized over their useful lives while other costs of remediation associated with the Year 2000 conversion are being expensed as incurred.

  The Company is actively engaged in the process of developing contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Operational and information technology functions have been identified and classified according to their degree of risk. Development of contingency plans is expected to continue through the third quarter of Fiscal 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in Year 2000 or that the failure to develop such a plan will not have a material impact on the operations of the Company.

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




                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)The Annual Meeting of Shareholders of the Company was held on May 20, 1999.

(b) Directors elected to hold office are listed in the attached Proxy Statement which is incorporated herein by reference. Directors elected: George B. Cobbe, James A. Marcum and Carmie Mehrlander. Directors continuing: Barbara Bass, Edmund H. Damon, Glenn E. Hemmerle, Robert S. Jackson, A. Roy Megarry and Robert E. Runice.

     Election of Directors:
     George B. Cobbe - For:  30,709,438    Withheld:  3,149,970
     James A. Marcum - For:  30,730,326    Withheld:  3,129,082
     Carmie Mehrlander - For:  30,724,866    Withheld:  3,134,542

(c) Other matters voted upon:  None


Item 6.  Exhibits and Reports on Form 8-K

(a) The Exhibits filed as a part of this report are listed below.

Exhibit No.                          Description

   20 Notice of Annual Meeting of Shareholders and Proxy Statement, filed with the Commission on April 9, 1999. Such Exhibit is incorporated herein by reference.

(b) No reports on Form 8-K have been filed during the quarter ended July 31, 1999.



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


Date:                                           September 13, 1999