Form 10-Q
period 1999-10-30
BOMBAY COMPANY INC
filed 1999-12-14
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark one)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                   Number of shares outstanding at October 30,
                                                        1999

  Common stock, $1 par value                         36,299,615




                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                         Quarter Ended October 30, 1999



                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION
Item                                                                    Page No.


1.  Financial Statements...............................................      3-6

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................       7-11


                          PART II -- OTHER INFORMATION


6.  Exhibits and Reports on Form 8-K...................................       12

    Signatures.........................................................       13



                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                 (In thousands, except per share amounts)
                                (Unaudited)
                                          Three Months Ended    Nine Months Ended

                                       October 30, October 31, October 30, October 31,
                                           1999       1998       1999       1998

Net sales                                $85,256    $75,878   $251,304    $226,232
Costs and expenses:
   Cost of sales, buying and store         63,137     56,141    183,859     169,101
   occupancy costs
   Selling, general and                    26,124     24,635     75,467      70,351
   administrative expenses
   Interest (income), net                    (84)      (311)      (787)     (1,431)

      Total costs and expenses            89,177     80,465    258,539     238,021

Loss before income taxes                 (3,921)    (4,587)    (7,235)    (11,789)
Benefit for income taxes                 (1,563)    (1,812)    (2,859)     (4,657)

   Net loss                              ($2,358)   ($2,775)   ($4,376)    ($7,132)


Basic earnings per share                 ($0.06)    ($0.07)    ($0.12)     ($0.19)

Diluted earnings per share               ($0.06)    ($0.07)    ($0.12)     ($0.19)

Average common shares outstanding
and dilutive potential common shares      36,369     37,525     36,533      37,901

Cash dividends per common share               --         --         --          --

The accompanying notes are an integral part of these consolidated financial statements.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                        (Dollars in thousands)
                                       October 30,     January 30,     October 31,
                                          1999            1999            1998

ASSETS                                 (Unaudited)                      (Unaudited)

Current assets:
  Cash and cash equivalents               $5,498          $52,809        $9,765
  Inventories                            112,178           76,659        96,776
  Other current  assets                   12,101            7,303        16,912


    Total current assets                 129,777          136,771       123,453

Property and equipment, net               48,246           44,412        45,474
Goodwill, less amortization                  492              512           519
Other assets                              13,389           11,824        10,518
    Total assets                        $191,904         $193,519      $179,964


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                  $3,535               $0            $0
  Accounts payable and accrued            27,798           23,646        22,384
  expenses
  Accrued payroll and bonuses              1,883            3,214         1,425
  Gift certificates redeemable             3,431            3,487         2,754


    Total current liabilities             36,647           30,347        26,563


Accrued rent and other liabilities         7,171            7,029         6,911

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized               --               --            --
  Common stock, $1 par value,
    50,000,000
    shares authorized, 38,149,646;
    38,149,646 and 38,141,437
    shares issued, respectively           38,150           38,150        38,141
  Additional paid-in capital              76,154           76,044        76,021
  Retained earnings                       45,057           49,433        38,291
  Accumulated other comprehensive         (1,234)          (1,501)       (1,608)
  income
  Common shares in treasury, at
    cost, 1,850,031;
    1,170,930 and 841,936 shares,         (9,517)          (5,983)       (4,355)
    respectively
  Stock purchase loans                     (524)               --            --

    Total stockholders' equity           148,086          156,143       146,490

Total liabilities and stockholders'     $191,904         $193,519      $179,964
equity

The accompanying notes are an integral part of these consolidated financial statements.

              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                       (Dollars in thousands)
                             (Unaudited)
                                                          Nine Months Ended

                                                         October 30,     October 31,
                                                             1999            1998
Cash flows from operating activities:
   Net loss                                                ($4,376)        ($7,132)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                       9,138           7,574
         Deferred taxes and other                             (16)               9
   Change in assets and liabilities:
         Increase in inventories                          (35,193)        (11,468)
         Increase in other current assets                  (3,694)         (8,752)
         Increase (decrease) in current liabilities          5,141         (4,803)
         (Increase) decrease in noncurrent assets              154         (2,350)
         Increase in noncurrent liabilities                    339             166

   Net cash used by operations                             (28,507)        (26,756)


Cash flows from investing activities:
   Purchases of property, equipment and software           (14,724)        (15,981)
   Sales of property and equipment                             206             379

   Net cash used by investing activities                   (14,518)        (15,602)


Cash flows from financing activities:
   Purchase of treasury stock                               (4,466)         (4,378)
   Sale of stock to employee benefit plans                     159             108
   Issuance of stock purchase loans                            (43)              --
   Proceeds from the exercise of employee stock                188              35
         options

   Net cash used by financing activities                    (4,162)         (4,235)

Effect of exchange rate change on cash                        (124)             248

Net decrease in cash and cash equivalents                  (47,311)        (46,345)

Cash and cash equivalents at beginning of                   52,809          56,110
period

Cash and cash equivalents at end of period                  $5,498          $9,765

Supplemental disclosure of cash flow information:
   Income taxes paid                                        $1,688          $2,032

The accompanying notes are an integral part o these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1) Accounting Principles

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 30, 1999 and October 31, 1998, and the results of operations and cash flows for the three and nine months then ended. The results of operations for the three and nine month periods ended October 30, 1999 and October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report to Shareholders.

(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire May 13, 2000, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime. As of October 30, 1999, $3,535,000 in short term bank borrowings was outstanding under these facilities which is expected to be repaid during the fourth quarter of Fiscal 1999.

(3)  Comprehensive Income

  Comprehensive loss was $2,182,000 and $2,959,000 for the three months ended October 30, 1999 and October 31, 1998, respectively. For the nine months ended October 30, 1999 and October 31, 1998, comprehensive loss was $4,109,000 and $7,537,000, respectively.

(4)  Stock Buy Back Program

   On June 17, 1998, the Company announced that its Board of Directors had approved a stock buy back program with initial authorization to purchase up to $10 million of the Company's stock. On August 18, 1999, the Company further announced that its Board of Directors had approved an increase to the stock buy back program to purchase up to an additional $5 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. As of October 30, 1999, 2,069,016 shares had been purchased at a cost aggregating $10,636,000.

(5)  Stock Purchase Loans

  On August 26, 1999, the Board of Directors elected to offer full recourse loans in limited amounts to certain Company officers to enable them to increase their ownership in the Company by purchasing Company stock and further align the interests of the officers with those of the shareholders. The loans are secured by the stock purchased, bear interest at Applicable Federal Rates, and are due three years from the date of borrowings. To date, $524,000 has been borrowed under these terms, and the notes receivable are reflected as a reduction in stockholders' equity. Of the total, $481,000 was used to purchase shares from the Company's treasury at current market prices while the remainder was purchased through open market transactions.


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

Results of Operations

Quarters Ended October 30, 1999 and October 31, 1998

  Net sales were $85,256,000 for the quarter ended October 30, 1999 compared to $75,878,000 for the same period last year, an increase of 12%. The increase is attributable to a same store sales increase of 6% as well as there being 9 more stores than at October 31, 1998. Sales increases are primarily related to the increased focus on accessories and impulse items, designed to attract more customers and grow our customer base. Accessories represented 27% of the sales during the quarter compared to 23% in the third fiscal quarter of last year, and accounted for virtually all of the sales increase for the period. During the quarter ended October 30, 1999, the transaction count increased by almost 35% over the comparable quarter last year, while the average transaction declined from $109 to $89 during the applicable periods. Sales per square foot increased 7% to $63 per square foot from $59 per square foot for the prior year quarter.

  Cost of sales, including buying and occupancy costs, was $63,137,000 for the third fiscal quarter compared to $56,141,000 for the same period last year. As a percentage of sales, cost of sales remained almost constant at 74.1% for the quarter compared to 74.0% for the prior year period. This is comprised of an 80 basis point decline in product margin offset by an improvement in buying and occupancy costs of 70 basis points. The decline in product margin is primarily related to the mix of promotional and non promotional merchandise.
Specifically, the promotional mix was impacted by the need to discount special purchases that proved to be too experimental for our core customer, as well as deep discounts on clearance merchandise to make room for new product for Fall. In addition, the Company experienced some delays in deliveries of key product in the bedroom furniture category which resulted in less sales of non promotional merchandise. Buying and store occupancy costs increased by almost $1.7 million to $20.2 million for the quarter, a function of increased store square footage, higher construction costs associated with new stores and increased depreciation on the new point-of-sale equipment now in stores. However, as a percentage of sales, buying and occupancy costs improved, leveraged on the higher sales volume.

  Selling, general and administrative expenses were $26,124,000 or 30.6% of sales for the quarter compared to $24,635,000 or 32.5% of sales for the comparable prior year period. The dollar increase is largely the result of higher payroll costs driven by higher store pay rates in the tight labor market. Advertising and visual merchandising costs decreased from the prior year due to differences in timing and economies of scale which partially offset the higher payroll costs. As a percentage of sales, selling, general and administrative expenses declined primarily related to advertising costs.

Nine Months Ended October 30, 1999 and October 31, 1998

  Net sales were $251,304,000 for the nine months ended October 30, 1999 compared to $226,232,000 for the same period last year, an increase of 11%. Same store sales increased 6% for the year to date. Sales increases are primarily attributable to the increased focus on accessories and impulse items, designed to attract more customers and grow our customer base. For the year to date, accessories account for approximately 75% of the growth in sales.

  Cost of sales, including buying and occupancy costs, was $183,859,000 or 73.2% of sales for the nine months compared to $169,101,000 or 74.7% of sales for the comparable prior year period. The 150 basis point improvement is due primarily to higher product margins (120 basis points) as well as a slight improvement in buying and occupancy costs (30 basis points) as fixed costs are leveraged on the higher sales base. The higher product margins are the result of continued improvement in product offering which involved less clearance merchandise, more selective promotions and higher initial margins.

  Selling, general and administrative expenses were $75,467,000 or 30.0% of sales for the nine months compared to $70,351,000 or 31.1% of sales for the same period last year. The dollar increase results primarily from higher payroll costs driven by higher store pay rates in the tight labor market. The decrease in selling, general and administrative expenses as a percentage of sales is due partially to lower advertising costs and also to continued efforts to exercise strong controls and leverage costs on the higher sales base.

Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are utilized to fund seasonal inventory purchases. In addition, the bank credit lines are used for overseas merchandise purchases under letters of credit. Bank lines total $45 million, of which $30 million is committed, under revolving credit agreements expiring May 13, 2000. Borrowings of $3,535,000, which are expected to be repaid during the fourth quarter of Fiscal 1999, and letters of credit totaling $16,424,000 were outstanding at October 30, 1999.

  The primary uses of cash flows have been inventory purchases, expansion of the store base and information technology systems upgrades as well as purchases of treasury stock. At October 30, 1999, inventory levels were $15.4 million higher than at the same time last year. The increase is in line with Company plans and reflects the higher sales levels, increased focus on accessories and additional Christmas merchandise offerings. Limited early purchasing for Spring has also been done in anticipation of potential Year 2000 shipping delays.

  The store expansion plan for the remainder of the fiscal year anticipates approximately 3 new stores and 1 conversion to the large format, all in the newer store design. Capital expenditures for the year to date, totaling $14,724,000, included nine new stores, seven new outlets and 11 conversions as well as store point-of-sale equipment replacement, software and other routine furniture and equipment purchases. The total estimated capital expenditures for Fiscal 1999 are $19 million.

  The Company also continues a stock buy back program approved by the Board of Directors in June 1998 and extended in August 1999. As of October 30, 1999, of the total $15 million approved under the program, the Company has used $10.6 million to purchase 2,069,016 shares of the Company's common stock.

  The Company believes that its current cash position, cash flows from operations and credit line facilities will be more than sufficient to fund its current operations, stock buy back and capital expenditure programs.

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

  The Company's merchandising system was implemented in 1994 and was designed to be Year 2000 compliant; however, testing was not performed at that time to determine its readiness. An eight-tiered project, the Company's most extensive effort related to Year 2000, to identify, remediate and test Year 2000 issues with this software and other ancillary systems began in Summer 1997 and was completed in October 1999.

  During Fiscal 1999, the Company replaced its store hardware and operating software including the polling systems. The new store infrastructure upgrade, which included the roll out of Year 2000 compliant hardware and operating systems, began in May 1999 and was completed in October 1999. The back office polling system and the Company's existing proprietary point-of-sale application software have also been made compliant.

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

  The Company has also been communicating with its significant business partners and vendors in an effort to identify those that will not or may not be Year 2000 compliant. They include landlords, international and domestic vendors who supply merchandise to the Company for resale, suppliers of services such as banks and financial services, data processing services, advertising services, telecommunications services, utilities and transportation. The strategy for addressing our vendors is risk based. Each functional area of the Company ranked each of its vendors as "critical", "essential" or "non-essential". Surveys were sent primarily to critical and essential vendors with exceptions made for selected non-critical vendors that may serve in a contingency role. As responses have been received, they have been evaluated as to the vendor's degree of Year 2000 readiness. As vendors who are unable or unwilling to provide certification of Year 2000 readiness have been identified, alternatives and contingencies intended to mitigate Year 2000 risks perceived to be material have been developed.

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

  During Fiscal 1998, the Company spent approximately $1.0 million on the installation of its new payroll and human resources systems. Total costs for the implementation of the new store environment technology totaled approximately $7.3 million in Fiscal 1998 and 1999. In addition to the cost of purchasing and implementing compliant replacement systems, the Company incurred approximately $.4 million in Fiscal 1998 and expects to incur approximately $.9 million in Fiscal 1999 for ancillary testing and remediation of Year 2000 issues, consisting primarily of normal salaries paid to existing employees through the redirection of internal programming resources. These costs and expenditures were included in the Company's operating budget and have not had a material effect on the results of operations, liquidity or financial position. Purchased hardware, software and the costs of their implementation are capitalized and amortized over their useful lives while other costs of remediation associated with the Year 2000 conversion are being expensed as incurred.

  The Company is actively engaged in the process of developing contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Operational and information technology functions have been identified and classified according to their degree of risk. Contingency plans have been developed and are in the process of being fully documented. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in Year 2000 or that the failure to develop such a plan will not have a material impact on the operations of the Company.

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

(b) No reports on Form 8-K were filed during the quarter ended October 30, 1999.



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


Date: December 14, 1999