Form 10-K
period 2000-01-29
BOMBAY COMPANY INC
filed 2000-04-12
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended January 29, 2000
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from _______________ to ___________________

   Commission file number 1-7288


                            THE BOMBAY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           A Delaware Corporation                         75-1475223
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
              or organization)                             Number)

              550 Bailey Avenue
              Fort Worth, Texas                             76107
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

   The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on March 31, 2000 was approximately $57,601,377.

   Shares outstanding at March 31, 2000:  Common Stock, $1 Par Value: 34,596,630

                      DOCUMENTS INCORPORATED BY REFERENCE:

    (a) Portions of the Annual Report to Shareholders for the Fiscal Year Ended January 29, 2000 (as expressly incorporated by reference in Parts I, II, and
IV).
    (b) Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 18, 2000 (as expressly incorporated by reference in Part III).



                                   FORM 10-K
                                     PART I

ITEM 1. BUSINESS.

(a) General Development of Business

     The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") is a specialty retailer marketing timeless and classic furniture, prints and accessories through a network of retail locations throughout the United States and Canada, through mail order and over the internet at www.bombayco.com. During Fiscal 1999, the Company expanded its operations through the addition of 19 new stores and relocated or enlarged 11 additional stores while closing 16 locations.


(b) Financial Information About Segments

     The Company operates in one business segment consisting of the retail sale of decorative home furnishings and related items.


(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

     Bombay operates a chain of stores, located primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations. As of January 29, 2000, there were 364 Bombay stores in 42 states in the United States and 51 stores in nine Canadian provinces. Bombay also markets its products through its mail order operations in the United States and Canada and through e-commerce over the internet at www.bombayco.com.

     The Company offers a diverse selection of products consisting of approximately 5,000 SKUs of which over 95% of the product has been designed or styled to Bombay's specifications. Bombay's proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. While furniture is the Company's core competency and will remain as such, more focus has recently and will continue to be given to the smaller "take with" items such as wood and decorative accessories, crystal, candles and a wide assortment of gift items.

     The Company regularly updates its merchandise assortment by introducing new products and discontinuing others as they approach the end of their life cycles. During Fiscal 1999, approximately 2,700 SKUs were introduced as compared to 2,200 SKUs in Fiscal 1998. Typically, new product introductions are concentrated during the Company's spring, fall and Christmas marketing periods. The principal categories of merchandise include the following:

     Furniture - This category includes both wood and metal ready-to-assemble furniture focusing on the bedroom, living room, dining room and home office as well as occasional pieces. Furniture represented 45%, 50% and 49% of total sales in Fiscal 1999, 1998 and 1997, respectively. Bombay's furniture is manufactured by contract manufacturers located principally in China, Taiwan, Malaysia, Mexico, the Philippines, Indonesia, India and the United States.

     Accessories - This is the broadest category and represented 32%, 28% and 26% of total sales in Fiscal 1999, 1998 and 1997, respectively. This category includes both functional and decorative accessories including jewelry and memorabilia boxes, baskets, candles and scents, crystal, ceramics, frames and desktop, textiles, floral and holiday. The items are imported from over 15 countries in Asia, North America and Europe.

     Wall Decor - This category includes prints, mirrors and sconces which represented 15%, 15% and 17% of total sales in Fiscal 1999, 1998 and 1997, respectively. This merchandise is sourced primarily from the United States, various countries in Asia, Canada, Italy and Korea.

     Lamps and Other - This category includes lamps and seasonal offerings which are sourced primarily from China, Taiwan and the United States. These items accounted for approximately 8%, 7% and 8% of total sales in Fiscal 1999, 1998 and 1997, respectively.

     In October 1999, the Company went live with its new generation website running on IBM's net.commerce software. The new software runs on an AS400 and is intended to be scaleable in order to respond to the growing e-commerce demand. The Phase I implementation provided a more stable platform which accommodated increased traffic and product offering during the Fiscal 1999 holiday season. The Company plans to implement Phase II during Fiscal 2000, increasing functionality to allow customers to obtain and redeem coupons, have products engraved or gift wrapped, and utilize multiple shipping options including multiple delivery addresses. Typically, the Company offers up to 800 SKUs for sale on its website each season. Sales over the internet are expected to grow to approximately $2 million in Fiscal 2000.

     Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Approximately 70% of production needs are provided from overseas sources.
Branch offices located in Taiwan, Malaysia, Indonesia and China and agents in various countries locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

     Bombay is not dependent on any particular supplier and has had long standing relationships with many of its vendors. Approximately 65% of the Company's merchandise requirements are supplied by 35 contract manufacturers in seven countries. No long-term production agreements are in place; however, agreements are in place with major manufacturers that prohibit the production of proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. The Company does business with its vendors principally in United States currency and has not historically experienced any material difficulties as a result of any foreign political, economic or social instabilities.

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

     The Company has also recently announced the creation of its new wholesale division, Bailey Street Trading Company. The brand will be separate from Bombay and will allow the Company to capitalize on its strengths in product design and sourcing. The initial product offerings are focused on furniture but may be expanded to include wall decor and accessories in the future. Bailey Street Trading Company will use a commission based national sales force to market its product to retailers, hotels, offices and similar businesses. Sales of Bailey Street Trading Company are expected to be approximately $500,000 in Fiscal 2000 but are expected to add incremental business in the future as the Company focuses on a new channel of distribution.

Stores and Real Estate

     The Company bases its stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfy its demographic and financial return criteria. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting.

     In selecting store locations, the Company's real estate department conducts extensive analyses of potential store sites and bases its selection on the performance of other specialty retail tenants, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Toward that end, the Company has recently engaged Thompson Associates, the largest, independent full-service retail-consulting firm in the United States, specializing in store location and market research, to help evaluate all aspects of the Company's store expansion strategies. Although 90% of the current stores are mall based, the Company has opened stores in alternative locations including street and upscale, open air strip locations. The Company will continue to seek out the most potentially profitable locations for the opening of new stores regardless of the venue.

     Prior to 1992, the Company operated stores that were typically 1,500 to 1,800 square feet in size. In 1992, to accommodate the increasing number of products, the Company introduced a large format store which was approximately 4,000 square feet in total size. Between 1992 and 1995, the Company underwent a dramatic period of growth expanding the total retail square footage relating to Bombay stores from 504,000 square feet to 1,206,000 square feet and increasing its Bombay store count from 309 to 428. Beginning in 1995, the Company adopted a more conservative approach to expansion, reducing both the number and size of stores opened or converted to the large format. The Company is currently targeting store sizes in the 3,000 to 3,500 square foot or 4,000 to 4,500 square foot ranges. As of January 29, 2000, 270 large format stores were in operation including 166 stores that have been converted from regular stores since Fiscal 1992.

     During Fiscal 1997, the Company undertook a program to update its store design and introduced the new design in three locations. In Fiscal 1998, the Company opened 15 new stores and converted 16 others from the regular format to the large format, all of which were constructed in the new design. In addition, 21 stores underwent major remodeling, including new paint, flooring and lighting, while an additional 11 stores underwent minor updates in keeping with the new design. Continuing its efforts to update the appearance of its stores, the Company opened 19 new stores and converted 11 regular stores to the larger format in Fiscal 1999. All of the openings and conversions were done in the new format, while another 30 stores were remodeled and/or remerchandised in a style similar to the new design. As of January 29, 2000, a total of 125 stores, or 30% of the chain, reflect the updated look. The store expansion plan includes approximately 16 store openings and 25 conversions in Fiscal 2000.

      During Fiscal 1999 and 1998, the Company's store openings included eight and five outlet stores, respectively, which were typically located in traditional outlet malls. At January 29, 2000, the store chain included a total of 20 outlet stores. The Company views the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further capitalize on its strength in designing and sourcing proprietary product. Bombay's store opening plans for Fiscal 2000 include approximately 3 outlet locations.

     The Company's average cost of leasehold improvements, furniture, fixtures and machinery for stores (excluding outlets) opened or converted in Fiscal 1999, net of landlord allowances, was approximately $220,000 per store or $65 per square foot. In addition, other investments which consist primarily of inventory in the store location, averaged approximately $97,000 per large format store. The average cost of leasehold improvements, furniture, fixtures and machinery for outlet stores opened in Fiscal 1999, net of landlord allowances, was approximately $86,000 per store while the inventory investment averaged approximately $68,000 per store. Bombay stores typically achieve store operating level profitability during their first year of operations.

     As of January 29, 2000, 364 stores were operating in 42 states in the United States and 51 stores were operating in nine provinces in Canada as illustrated in the map below.


  {The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:

UNITED STATES:
    AL - 5                    KY - 2                    NY - 23
    AR - 1                    LA - 7                    OH - 15
    AZ - 5                    MA - 9                    OK - 4
    CA - 47                   MD - 12                   OR - 3
    CO - 5                    MI - 9                    PA - 18
    CT - 7                    MN - 5                    RI - 1
    DC - 1                    MO - 5                    SC - 4
    DE - 3                    MS - 2                    TN - 10
    FL - 32                   NC - 11                   TX - 27
    GA - 15                   NE - 1                    UT - 3
    IA - 1                    NH - 3                    VA - 16
    IL - 15                   NJ - 16                   WA - 6
    IN - 5                    NM - 1                    WI - 1
    KS - 4                    NV - 3                    WV - 1

CANADA:
    AB - 4                    NB - 2                    ON - 25
    BC - 7                    NF - 1                    PQ - 8
    MB - 1                    NS - 2                    SK - 1}


Intangibles

     The Company owns a number of the trademarks and service marks used in its business, including federal registrations for the marks "The Bombay Company" and "Bombay", and the palm tree logo. The Company's trademarks are also registered or are the subject of pending applications in a number of foreign countries. Each registration is renewable indefinitely if the mark is still in use at the time of renewal. Appropriate applications are on file for the new wholesale business.

       The Company believes that its trademarks have significant value and that these marks enhance the Bombay brand and are instrumental in the Company's ability to create, sustain demand for and market its product. From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's product or that otherwise infringe upon trademark or tradedress rights held by the Company. The Company has and will continue to vigorously defend it rights under the marks as necessary


Seasonality

    Operating results are subject to seasonal variation. Historically, the largest proportion of sales and substantially all of the income occurs in the fiscal quarter that includes the Christmas season. Cash balances increase significantly in December due to the Christmas business.


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

Executive Officers

    The executive officers of the Company, their respective ages, positions held and tenure as officers are as follows:

                                     Position(s) Held with      Officer of the
        Name           Age                the Company           Company Since

Carmie Mehrlander       48     President and Chief Executive         1998
                               Officer

Brian N. Priddy         43     Senior Vice President, Store          1998
                               Operations

Steven C. Woodward      43     Senior Vice President,                1998
                               Merchandising

Elaine D. Crowley       41     Vice President, Finance and           1996
                               Treasurer

James D. Johnson        53     Vice President, Human Resources       1998

Cathy S. Pringle        48     Vice President, Marketing             1998

Michael J.              43     Vice President, Secretary and         1985
Veitenheimer                   General Counsel

    Carmie Mehrlander was named Chief Executive Officer of the Company on February 7, 2000 and re-assumed the duties of President on March 7, 2000. She served as President and Chief Operating Officer of the Company since February 12, 1998, and joined the Board of Directors on March 26, 1998. Prior to joining the Company, Ms. Mehrlander served as Executive Vice President-Merchandising for Home Shopping Network from June 1996 to June 1997, and as Divisional Vice President of Sears Merchandise Group from August 1993 to June 1996. Prior to joining Sears, she was Group Vice President of Macy's South from July 1990 to August 1993 following 13 years of fashion retailing at Abraham & Strauss and Macy's (Bamberger's).

    Brian N. Priddy was named Senior Vice President, Store Operations on April 21, 1998. Prior to joining Bombay, Mr. Priddy served as District General Manager and a member of the Senior Strategic Leadership Team for Sears, Roebuck and Company from July 1993 to April 1998 and as Regional Merchandise Manager (Furniture/Hardlines) for Montgomery Wards from September 1992 to July 1993. From May 1991 until September 1992, Mr. Priddy served as Director of Stores for the Lillie Rubin chain of specialty stores and from November 1984 to April 1991 as Regional Vice President of Store Operations for Maison Blanche department stores.

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


(d) Financial Information About Geographic Areas

     The Company operates in the United States and Canada. For financial information by geographic area, see Note 9 to the Company's Consolidated Financial Statements, located on page 26 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F8>

ITEM 2.  PROPERTIES.

   The Company owns its United States headquarters office complex of which it occupies approximately 77,000 square feet. The Company leases stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:


                                       Square Feet
                                  --------------------
      Description                 Owned         Leased
Stores:
   Outlet                          --             72,000
   Regular                         --            216,000
   Large format                    --          1,049,000
Distribution centers:
   McDonnaugh, GA                  --            300,000
   Gilbertsville, PA               --            235,000
   Fort Worth, TX                  --            250,000
   Mississauga, ON, CAN            --            115,000
Offices and storage:
   Mississauga, ON, CAN            --              9,000
   Regional sites                  --              4,000
   Fort Worth, TX             121,000             35,000

                              121,000          2,285,000

   Leases generally have 10 year terms, expiring between 2000 and 2013. Adequate insurance coverage is maintained on all properties.

   For additional lease information, see Note 4 of Notes to Consolidated Financial Statements, located on page 24 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F4>

ITEM 3.  LEGAL PROCEEDINGS.

   The information in response to Item 3 is contained in Note 4 of Notes to Consolidated Financial Statements, located on page 24 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference.
<F4>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices are contained in the section entitled "Price Range of Common Stock", located on page 12 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F2>

   (b) The approximate number of record holders of common stock on March 31, 2000 was 2,500.

   (c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.


ITEM 6.  SELECTED FINANCIAL DATA.

   The selected financial and operating data in response to Item 6 is contained in the section entitled "Selected Financial Data", located on page 12 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F3>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information in response to Item 7 is contained in the section entitled "Management's Discussion and Analysis", located on pages 13 to 16 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such Exhibit is incorporated herein by reference.
<F5>

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   As of January 29, 2000, the Company had no market risk sensitive instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information in response to Item 8 is contained in the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Form 10-K Annual Report. Such
Exhibit is incorporated herein by reference. A cross-reference for location of the requested information is below.

                                                               Page Number(s) in
    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                Annual Report*

    Consolidated Statements of  Income for the Years Ended
        January 29, 2000, January 30, 1999 and January 31, 1998         18
    Consolidated Balance Sheets at January 29, 2000
        and January 30, 1999                                            19
    Consolidated Statements of Cash Flows for the Years Ended
        January 29, 2000, January 30, 1999 and January 31, 1998         20
    Consolidated Statements of Stockholders' Equity for the
        Years Ended January 29, 2000, January 30, 1999,
         and January 31, 1998                                           21
    Notes to Consolidated Financial Statements                          22-26
    Report of Independent Accountants                                   17
    Unaudited Quarterly Financial Data                                  26

*The indicated pages of The Bombay Company, Inc. 1999 Annual Report to Shareholders are filed as Exhibit 13 to this Annual Report on Form 10-K. Such
Exhibit is incorporated herein by reference.

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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

      (1) The financial statements as cross-referenced in Item 8 of this Form 10-K Annual Report, together with the report thereon of PricewaterhouseCoopers LLP dated March 8, 2000, appearing in the accompanying 1999 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 1, 2, 3, 5, 6 and 7, the 1999 Annual Report to Shareholders is not deemed filed as part of this Report.

      (2) Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Exhibits:

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

   (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended January 29, 2000.



                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE BOMBAY COMPANY, INC.
                                            (Registrant)

Date:     April 12, 2000                   /s/ CARMIE MEHRLANDER

                                           Carmie Mehrlander
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                        Position                   Date


    /s/ ROBERT S. JACKSON                                    April 11, 2000
    Robert S. Jackson        Chairman of the  Board



      Barbara Bass           Director



     George B. Cobbe         Director



     Edmund H. Damon         Director


    /s/ GLENN E. HEMMERLE                                    April 12, 2000
    Glenn E. Hemmerle        Director


     /s/ JAMES A. MARCUM                                     April 11, 2000
     James A. Marcum         Director


    /s/ CARMIE MEHRLANDER                                    April 12, 2000
    Carmie Mehrlander       President, Chief Executive
                            Officer and Director

    /s/ ROBERT E. RUNICE                                     April 7, 2000
    Robert E. Runice        Director



     Bruce R. Smith         Director


    /s/ ELAINE D. CROWLEY                                    April 12, 2000
    Elaine D. Crowley       Vice President, Finance and
                            Treasurer



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Number    Description
 3(a)   - Restated Certificate of Incorporation dated January 1, 1993 and
          Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993. (1)

 3(b)   - Bylaws, as amended and restated effective May 21, 1997. (9)

   4    - Preferred Stock Purchase Rights Plan. (2)

 10(a)  - Form of Indemnification Agreement. (3)

 10(b)  - The Bombay Company, Inc. Supplemental Stock Program.  (4)

 10(c)  - The Bombay Company, Inc. 1993 Stock Deferral Plan for Non-Employee
          Directors. (5)

 10(d)  - Executive Long Term Disability Plan. (6)

 10(e)  - The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (7)

 10(f)  - Form of Award Agreement under the 1996 Long-Term Incentive Stock
          Plan. (9)

 10(g)  - Executive Officers Incentive Compensation Plan. (8)

 10(h)  - Employment Contract with Executive Officer. (9)

 10(i)  - The Bombay Company, Inc. Amended and Restated 1991 Director Stock
          Option Plan. (10)

 10(j)  - Form of Agreement used to evidence stock option grants under The
          Bombay Company, Inc.
          1991 Director Stock Option Plan. (5)

 10(k)  - Employment Contracts with Executive Officers.

 10(l)  - The Bombay Company, Inc. 2000 Non-Employee Director Equity Plan.

 10(m) - Form of Agreement used to evidence stock option grants under The Bombay Company, Inc. 2000 Non-Employee Director Equity Plan.

  13    - The Bombay Company, Inc. 1999 Annual Report to Shareholders is filed as exhibit hereto solely to the extent portions thereof are expressly incorporated herein by reference.

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

(4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 28, 1992. Such Exhibit is incorporated herein by reference.

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

(9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 30, 1999. Such Exhibit is incorporated herein by reference.

(10) Filed with the Commission as an Exhibit to the Company's Registration Statement on Form S-8 filed February 8, 2000. Such Exhibit is incorporated herein by reference.

(11)  To be filed with the Commission on April 13, 2000.