Form 10-Q
period 2000-04-29
BOMBAY COMPANY INC
filed 2000-06-02
CIK 96287

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark one)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                Number of shares outstanding at April 29, 2000

  Common stock, $1 par value                         33,554,489



                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter Ended April 29, 2000



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




            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
            (In thousands, except per share amounts)
                           (Unaudited)

                                                      Three Months Ended

                                                    April 29,       May 1,
                                                      2000           1999
Net sales                                            $85,288       $75,286

Costs and expenses:
   Cost of sales, buying and store                   61,809        55,680
   occupancy costs
   Selling, general and administrative               26,645        23,999
   expenses
   Interest income, net                               (397)         (374)

      Total costs and expenses                       88,057        79,305

Loss before income taxes                            (2,769)       (4,019)
Income tax benefit                                  (1,094)       (1,588)

   Net loss                                         ($1,675)      ($2,431)


Basic earnings per share                            ($0.05)       ($0.07)

Diluted earnings per share                          ($0.05)       ($0.07)



Average common shares outstanding and
   dilutive potential common shares                 34,878        36,737

The accompanying notes are an integral part of these consolidated financial statements.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                        (Dollars in thousands)

                                      April 29,            January 29,        May 1,
                                        2000                  2000             1999
                                     (Unaudited)                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            $26,982               $39,174          $34,632
  Inventories                           87,673                90,583           87,282
  Other current  assets                 10,727                 9,365           16,603


    Total current assets               125,382               139,122          138,517

Property and equipment, net             47,036                47,544           43,222
Goodwill, less amortization                478                   485              505
Other assets                            15,616                14,721           12,556


    Total assets                      $188,512              $201,872         $194,800


LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
  Accounts payable and accrued         $23,156               $24,459          $28,593
  expenses
  Income taxes payable                   4,229                 5,192              306
  Accrued payroll and bonuses            2,512                 4,519            3,126
  Gift certificates redeemable           3,893                 4,184            3,351


    Total current liabilities           33,790                38,354           35,376


Accrued rent and other liabilities       7,055                 7,270            6,999


Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized             --                   --                --
  Common stock, $1 par value,
    50,000,000 shares authorized,
    38,149,646 shares issued            38,150                38,150           38,150
  Additional paid-in capital            76,067                76,082           76,055
  Retained earnings                     55,100                56,775           47,002
  Accumulated other comprehensive       (1,244)               (1,013)          (1,195)
  loss
  Common shares in treasury, at
  cost, 4,595,157;
    2,677,236 and 1,562,725 shares,    (19,712)              (13,129)          (7,587)
    respectively
  Stock purchase loans                    (694)                 (617)             --
    Total stockholders' equity         147,667               156,248          152,425


Total liabilities and stockholders'   $188,512              $201,872         $194,800
equity


The accompanying notes are an integral part of these consolidated financial statements.

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                            (Unaudited)
                                                            Three Months Ended

                                                           April 29,       May 1,
                                                             2000           1999
Cash flows from operating activities:
   Net loss                                                ($1,675)      ($2,431)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                       3,439         2,852
         Deferred taxes and other                              (9)          (197)
   Change in assets and liabilities:
         (Increase) decrease in inventories                  2,605       (12,514)
         Increase in other current assets                   (1,194)       (6,794)
         Increase (decrease) in current liabilities         (4,668)        4,950
         (Increase) decrease in noncurrent assets              (13)           11
         Increase (decrease) in noncurrent liabilities         (59)           67

   Net cash used by operations                              (1,574)      (14,056)

Cash flows from investing activities:
         Purchases of property and equipment                (3,987)       (2,335)
         Sales of property and equipment                        68           114

   Net cash used by investing activities                    (3,919)       (2,221)

Cash flows from financing activities:
         Purchases of treasury stock                        (6,869)       (1,762)
         Sale of stock to employee benefit plans                58            43
         Proceeds from the exercise of employee stock           --             5
         options

   Net cash used by financing activities                    (6,811)       (1,714)

Effect of exchange rate change on cash                         112         (186)

Net decrease in cash and cash equivalents                  (12,192)      (18,177)

Cash and cash equivalents at beginning of period            39,174        52,809

Cash and cash equivalents at end of period                 $26,982       $34,632


Supplemental disclosure of cash flow
information:
   Income taxes paid                                           $24        $1,588
   Non-cash financing activities:
      Distributions of deferred director fees                   --            58
      Issuance of restricted stock                             136            64
      Loans issued to purchase Company stock                    77            --

The accompanying notes are an integral part of these consolidated financial statements.





                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)Accounting Principles

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 29, 2000 and May 1, 1999, and the results of operations and cash flows for the three months then ended. The results of operations for the three month periods ended April 29, 2000 and May 1, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report to Shareholders.


(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks, aggregating $45,000,000, of which $30,000,000 is committed. These credit facilities, which expire May 12, 2001, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime. There were no borrowings under these revolving credit facilities during the quarter ended April 29, 2000.


(3)  Comprehensive Income/Loss

  Comprehensive loss for the three months ended April 29, 2000 and May 1, 1999 was $1,906,000 and $2,125,000, respectively. Accumulated other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.


(4) Stock Repurchase Program

  On June 17, 1998, the Company announced that its Board of Directors had approved a stock repurchase program with initial authorization to purchase up to $10 million of the Company's stock. On August 18, 1999 and on March 8, 2000, the Board of Directors announced that it had extended this program by $5 million and $10 million, respectively. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. As of April 29, 2000, 4,963,016 shares had been purchased at a cost aggregating $21,565,000.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other factors referenced in the Company's 1999 Form 10-K Annual Report.


General

  The Bombay Company, Inc. ("Company") is a specialty retailer which markets timeless and classic furniture, prints and accessories through over 400 locations of The Bombay Company ("Bombay") retail stores in 42 states in the United States and nine Canadian provinces, through mail order and over the internet at www.bombayco.com.

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


Results of Operations

Quarters Ended April 29, 2000 and May 1, 1999

  Net sales were $85,288,000 for the quarter ended April 29, 2000 compared to $75,286,000 for the quarter ended May 1, 1999, an increase of 13%. Same store sales increased 9% over the prior year with positive contributions from every region. Sales increases for the quarter were primarily attributable to furniture categories, followed by increases in accessories and wall decor. The sales mix for the first quarter of Fiscal 2000 consisted of 50.4% furniture, 27.8% accessories, 16.8% wall decor and 5.0% lamps and other categories. During the same period of last year, the sales mix was 49.6% furniture, 28.6% accessories, 16.7% wall decor and 5.1% lamps and other. During the quarter ended April 29, 2000, the transaction count increased by approximately 18% over the first fiscal quarter of last year, while the average transaction declined from $98 to $94 during the applicable periods reflecting the impact of continued emphasis in the accessories and take-with categories.

  Cost of sales, including buying and occupancy costs, was $61,809,000 for the first fiscal quarter compared to $55,680,000 for the same period last year. As a percentage of sales, cost of sales decreased to 72.5% for the quarter compared to 74.0% for the prior year period. Product margins declined by 60 points due primarily to higher domestic freight costs resulting from last year's freight rate increases, heavier shipping weights with more furniture sales and other heavy items, and fuel surcharges. Buying and occupancy costs declined to 23.3% from 25.4% as fixed costs are leveraged on the higher sales base.

  Selling, general and administrative expenses were $26,645,000 or 31.2% of sales for the quarter compared to $23,999,000 or 31.9% of sales for the comparable prior year period. The largest component of the dollar increase continues to be higher payroll costs driven by the higher sales volume and higher store pay rates in the tight labor market. Amortization costs resulting from investments made in technology and higher credit card expenses on the increased sales volumes also contributed to increased selling, general and administrative expenses, while advertising decreased slightly. However, as a percentage of sales, selling, general and administrative expenses declined as the Company continues to exercise strong controls and leverage these costs on the higher sales base particularly in the areas of payroll costs and advertising.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are available to fund seasonal inventory purchases. In addition, the bank credit lines, which were renewed during the quarter, are used for overseas merchandise purchases under letters of credit. Unsecured bank lines aggregate $45 million, of which $30 million are committed under revolving credit agreements expiring May 12, 2001. Letters of credit totaling $15,078,000 were outstanding at April 29, 2000.

   The store expansion plan for the remainder of the fiscal year anticipates approximately 14 new stores and 19 conversions to the large format. Capital expenditures for the quarter included one new store opening, one new outlet and six conversions as well as routine purchases of furniture, equipment and software. The total estimated capital expenditures for Fiscal 2000 are approximately $20 million.

  The Company also continues a stock repurchase program approved by the Board of Directors of up to $25 million. During the quarter ended April 29, 2000, $6,869,000 was spent to acquire 1,978,400 shares of the Company's common stock. Through April 29, 2000, $21,565,000 has been spent to repurchase 4,963,016 shares.

  The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations, capital expenditure and stock repurchase programs.



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K have been filed during the quarter ended April 29, 2000. No exhibits have been filed as a part of this report.




                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE BOMBAY COMPANY, INC.
                                          (Registrant)


                                          /s/  Carmie Mehrlander

                                          Carmie Mehrlander
                                          President and
                                          Chief Executive Officer



                                          /s/  Elaine D. Crowley

                                          Elaine D. Crowley
                                          Vice President, Finance
                                          and Treasurer


Date:  June 2, 2000