Form 10-Q
period 2000-07-29
BOMBAY COMPANY INC
filed 2000-09-07
CIK 96287

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark one)

     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended July 29, 2000



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



             Class                 Number of shares outstanding at July 29, 2000
  Common stock, $1 par value                           32,609,267




                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                           Quarter Ended July 29, 2000


                                TABLE OF CONTENTS
                         PART I -- FINANCIAL INFORMATION


Item                                                                    Page No.


1. Financial Statements                                                     3-6

2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    7-9


                          PART II -- OTHER INFORMATION

4. Submission of Matters to a Vote of Security Holders                       10

6. Exhibits and Reports on Form 8-K                                          10

   Signatures                                                                11



                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                              Three Months Ended        Six Months Ended
                                             July 29,     July 31,     July 29,      July 31,
                                               2000         1999         2000          1999
Net sales                                   $89,201     $90,762      $174,489      $166,048

Costs and expenses:
  Cost of sales, buying and store            65,254      65,042       127,063       120,722
 occupancy costs
  Selling, general and administrative        25,969      25,344        52,614        49,343
 expenses
  Interest income, net                        (313)       (329)         (710)         (703)

    Total costs and expenses                 90,910      90,057       178,967       169,362

Income (loss) before income taxes            (1,709)         705       (4,478)       (3,314)
Provison (benefit) for income taxes            (675)         292       (1,769)       (1,296)

  Net income (loss)                          ($1,034)        $413      ($2,709)      ($2,018)


Basic earnings per share                      ($0.03)       $0.01       ($0.08)       ($0.06)


Diluted earnings per share                    ($0.03)       $0.01       ($0.08)       ($0.06)


Average common shares outstanding              32,921      36,494        33,900        36,616

Average common shares outstanding and
  dilutive potential common shares             32,921      37,345        33,900        36,616

The accompanying notes are an integral part of these consolidated financial statements.



                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                               (Dollars in thousands)

                                                   July 29,    January 29,     July 31,
                                                      2000        2000           1999
ASSETS                                            (Unaudited)                 (Unaudited)
Current assets:
   Cash and cash equivalents                        $16,759      $39,174    $26,884
   Inventories                                       96,542       90,583     92,089
   Other current  assets                             10,731        9,365     12,342

     Total current assets                           124,032      139,122    131,315

Property and equipment, net                          47,538       47,544     46,499
Goodwill, less amortization                             471          485        499
Other assets                                         15,754       14,721     13,190

       Total assets                                $187,795     $201,872   $191,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Vendor payables and accrued expenses             $27,212     $24,459     $27,430
   Income taxes payable                               3,405       5,192          --
   Accrued payroll and bonuses                        2,996       4,519       2,904
   Gift certificates redeemable                       3,867       4,184       3,339

        Total current liabilities                    37,480      38,354      33,673

Accrued rent and other liabilities                    6,992       7,270       7,039

Stockholders' equity:
   Preferred stock, $1 par value,
    1,000,000 shares authorized                          --          --          --
  Common stock, $1 par value, 50,000,000
    shares authorized, 38,149,646 shares issued      38,150      38,150      38,150
  Additional paid-in capital                         75,917      76,082      76,095
  Retained earnings                                  54,066      56,775      47,415
  Accumulated other comprehensive income             (1,236)     (1,013)     (1,410)
  Common shares in treasury, at cost, 5,540,379;
    2,677,236 and 1,817,283 shares, respectively    (22,682)    (13,129)     (9,459)
  Stock purchase loans                                 (892)       (617)          --

    Total stockholders' equity                       143,323     156,248     150,791

Total liabilities and stockholders' equity          $187,795    $201,872    $191,503

The accompanying notes are an integral part of these consolidated financial statements.


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)
                                                                    Six Months Ended
                                                                   July 29,    July 31,
                                                                     2000        1999
Cash flows from operating activities:
  Net loss                                                        ($2,709)    ($2,018)
  Adjustments to reconcile net loss
    to net cash from operations:
      Depreciation and amortization                                 6,921      5,913
      Deferred taxes and other                                          3        453
  Change in assets and liabilities:
      Increase in inventories                                     (6,260)    (17,648)
      Increase in other current assets                            (1,125)     (2,419)
      Increase (decrease) in current liabilities                  (1,047)       2,467
      Decrease in noncurrent assets                                    57          14
      Increase (decrease) in noncurrent liabilities                 (123)         214

  Net cash used by operations                                     (4,283)    (13,024)

Cash flows from investing activities:
      Purchases of property and equipment                         (8,300)     (9,491)
      Sales of property and equipment                                137         186

  Net cash used by investing activities                           (8,163)     (9,305)

Cash flows from financing activities:
      Purchases of treasury stock                                (10,281)     (3,795)
      Sale of stock to employee benefit plans                        184          94
      Proceeds from the exercise of employee stock options            --          72

  Net cash used by financing activities                          (10,097)     (3,629)

Effect of exchange rate change on cash                               128          33

Net decrease in cash and cash equivalents                        (22,415)    (25,925)

Cash and cash equivalents at beginning of period                  39,174      52,809

Cash and cash equivalents at end of period                       $16,759     $26,884

Supplemental disclosure of cash flow information:
  Income taxes paid                                                 $305      $1,727
  Non-cash financing activities:
    Distributions of deferred director fees                           --         122
    Issuance of restricted stock                                     136          64
    Loans issued to purchase Company stock                           243          --

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

2000 and July 31,1999, the results of operations for the three and six months then ended, and cash flows for the six months then ended.  The results of operations for the three and six month periods ended July 29, 2000 and July 31,

1999 are not necessarily indicative of the results to be expected for the full fiscal year.  The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's

1999 Annual Report to Shareholders.





(2)  Financing Arrangements



  The Company has renewed its unsecured revolving credit agreements with banks,

aggregating $45,000,000, of which $30,000,000 is committed.  These credit facilities, which expire May 12, 2001, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.  Letters of credit totaling $20,985,000 were outstanding under these facilities at July 29, 2000.  There were no borrowings under these revolving credit lines as of July 29, 2000.





(3)  Comprehensive Income/Loss



  Comprehensive loss for the three months ended July 29, 2000 was $1,026,000.

Comprehensive income for the three months ended July 31, 1999 was $198,000.

Comprehensive loss for the six months ended July 29, 2000 and July 31, 1999 was

$2,932,000 and $1,927,000, respectively.  Other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.





(4)  Stock Repurchase Program



  On July 5, 2000, the Company announced that its Board of Directors had approved an increase to the Company's stock repurchase program of $5,000,000,

bringing the aggregate authorized to $30,000,000.  Under the program, the

Company is authorized to purchase shares of its common stock, from time to time,

through open market purchases and privately negotiated transactions.  As of July

29, 2000, the Company had purchased 6,014,916 shares at a cost aggregating

$24,978,000 of which 474,537 shares had been utilized to fund stock transactions persuant to employee and director stock programs.







                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES





Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations



Special Note Regarding Forward-Looking Statements



  Certain statements in this Form 10-Q under "Management's Discussion and

Analysis of Financial Condition and Results of Operations" constitute "forward-

looking statements" within the meaning of the Private Securities Litigation

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

United States and nine Canadian provinces, through mail order and over the

Internet at www.bombayco.com.



  The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season).  Substantially all merchandise is manufactured to Company specification through a network of contract manufacturers located principally in Asia and North America.  Because the majority of the Company's products are proprietary, the impact of inflation on operating results is typically not significant.  The Company attempts to alleviate inflationary pressures by adjusting selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.



Results of Operations



Quarters Ended July 29, 2000 and July 31, 1999



     Net sales were $89,201,000 for the quarter ended July 29, 2000 compared to

$90,762,000 for the quarter ended July 31,1999, a decrease of 2%.  Same store

sales decreased 2% from the prior year.    For the quarter, furniture,

accessories and wall decor sales represented 51%, 34% and 15% of the business,

respectively, which is consistent with last year's second quarter product mix.

Sales declines were primarily attributable to the furniture category, wall decor and baskets as well as disappointing results from the summer clearance event.

Within the furniture category, living room furniture was the most significantly impacted area with declines resulting as sales of older products slowed while new product introductions were not scheduled until the third quarter.  Strong wall decor sales during the first quarter resulted in comparatively less clearance product to sell during the second quarter.  While total sales of accessories grew quarter over quarter due to successes in the garden and floral and other key growth categories, the Company was unable to replicate the previous year's strong basket sales.  Thus, sales of accessories grew at a lower rate than expected. Summer clearance event sales were adversely impacted by a change in the promotional strategy that resulted in a reduced page count and circulation of our catalogue as compared to last year as dollars were shifted to fund a national magazine campaign.  The Company has modified its promotional strategy for the remainder of the year and does not anticipate a similar situation going forward.



  From a geographic standpoint, the Canadian operations reported double-digit sales increases while the northeast and outlet operations reported positive same store sales gains in the U.S.  During the quarter ended July, 29, 2000, the number of sales transactions increased by approximately 5% over the second fiscal quarter of last year, while the average transaction declined to $91 from

$97.  The decline in the average ticket is due to the continued emphasis on accessories and take-with furniture as well as there being less large furniture featured during this year's clearance event.



  Cost of sales, including buying and occupancy costs, was $65,254,000 for the second fiscal quarter compared to $65,042,000 for the same period last year.  As a percentage of sales, cost of sales increased to 73.2% for the quarter compared to 71.7% for the prior year period.  Product margins declined by 50 points due primarily to higher domestic freight costs from the Company's distribution centers to the stores and higher distribution center costs.  Buying and occupancy costs increased to 22.6% from 21.6% due to the relatively fixed nature of these costs measured against a lower sales base.



  Selling, general and administrative expenses were $25,969,000 or 29.1% of sales for the quarter compared to $25,344,000 or 27.9% of sales for the comparable prior year period.  The largest component of the dollar increase continues to be higher payroll costs driven by higher store pay rates in the tight labor market.  Amortization costs resulting from investments made in technology also contributed to increased selling, general and administrative expenses, while advertising decreased slightly.  As a percentage of sales,

selling, general and administrative expenses increased primarily due to the fixed nature of many of these costs measured against a lower sales base.



Six Months Ended July 29, 2000 and July 31, 1999



     Net sales were $174,489,000 for the six months ended July 29, 2000 compared to $166,048,000 for the same period last year, an increase of 5%.  Same store sales increased 3% on a year to date basis.  For the six month periods ended

July 29, 2000 and July 31, 1999, furniture, accessories and wall decor represented 51%, 33% and 16% of the business, respectively.  The sales increase reflects the strong first quarter performance driven by new product introductions which was partially offset by a weak summer clearance event and declines in sales of older products from certain furniture, wall decor and accessory categories.  The transaction count increased by 11% over the comparable period last year and the average ticket declined to $92 from $97.



     Cost of sales, including buying and occupancy costs, was $127,063,000 or

72.8% of sales for the six months compared to $120,722,000 or 72.7% of sales for the comparable prior year period.  The 10 basis point change is due to a decrease in product margin (50 basis points) partially offset by improvement in buying and occupancy costs (40 basis points).  Product margins declined due primarily to higher domestic freight costs from the Company's distribution centers to the stores and higher distribution center costs.  Improvement in buying and occupancy costs is attributable to the relatively fixed nature of these costs leveraged against a higher sales base.



  Selling, general and administrative expenses were $52,614,000 or 30.2% of sales for the six months compared to $49,343,000 or 29.7% of sales for the prior year comparable period.  The largest component of the dollar increase continues to be higher payroll costs driven by the higher sales volume and higher store pay rates in the tight labor market.  Amortization costs resulting from investments made in technology also contributed to increased selling, general and administrative expenses, while advertising decreased slightly.



Liquidity and Capital Resources



  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit.  Bank borrowings are available to fund seasonal inventory purchases.  In addition, the bank credit lines are used for overseas merchandise purchases under letters of credit.  Unsecured bank lines aggregate $45 million, of which $30 million are committed under revolving credit agreements expiring May 12, 2001.  Letters of credit totaling $20,985,000 were outstanding at July 29, 2000.  There were no borrowings under these revolving credit lines as of July 29, 2000.



   The store expansion plan for the remainder of the fiscal year anticipates approximately 11 new stores and 11 conversions to the large format, primarily in the third fiscal quarter.  Capital expenditures for the year to date period included one new store opening, one new outlet and ten conversions as well as routine purchases of furniture, equipment and software.  The total estimated capital expenditures for Fiscal 2000 are approximately $20 million.



  The Company also continues a stock repurchase program approved by the Board of

Directors of up to $30 million.  During the six months ended July 29, 2000,

$10,281,000 was spent to acquire 3,030,300 shares of the Company's common stock.

Through July 29, 2000, $24,978,000 has been spent to repurchase 6,014,916 shares.



  The Company believes that its current cash position, cash flows from operations and credit lines will be sufficient to fund its current operations, capital expenditure and stock repurchase programs.









                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders



(a)  The Annual Meeting of Shareholders of the Company was held on May 18, 2000.



(b)  Directors elected to hold office are listed in the attached Proxy

  Statement, which is incorporated herein by reference.  Directors elected:

  Edmund H. Damon, Glenn E. Hemmerle and Robert E. Runice. Directors continuing:

  Barbara Bass, George B. Cobbe, Robert S. Jackson, James A. Marcum, Carmie

  Mehrlander and Bruce R. Smith.



     Election of Directors:

     Edmund H. Damon - For:  25,312,297    Withheld:  2,532,276

     Glenn E. Hemmerle - For:  25,238,916    Withheld:  2,605,657

     Robert E. Runice - For:  25,292,407    Withheld:  2,552,166



(c)  Other matters voted upon:  None





Item 6.  Exhibits and Reports on Form 8-K



(a)  The Exhibits filed as a part of this report are listed below.



Exhibit No.                           Description

   20 Notice of Annual Meeting of Shareholders and Proxy Statement, filed with the Commission on April 13, 2000. Such Exhibit is incorporated herein by reference.



(b) No reports on Form 8-K have been filed during the quarter ended July 29,

2000.









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

                                          Chairman, President and

                                          Chief Executive Officer











                                            /s/  Elaine D. Crowley

                                          Elaine D. Crowley

                                          Vice President, Finance

                                          and Treasurer





Date: September 6, 2000