Form 10-Q
period 2000-10-28
BOMBAY COMPANY INC
filed 2000-12-04
CIK 96287

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark one)

     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended October 28, 2000



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



             Class                           Number of shares outstanding at
                                                   October 28, 2000
  Common stock, $1 par value                           32,639,631







                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES



                                    Form 10-Q



                         Quarter Ended October 28, 2000







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


               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                (In thousands, except per share amounts)
                               (Unaudited)



                                                      Three Months Ended     Nine Months Ended
                                                   October 28,  October 30,   October 28,   October 30,
                                                       2000        1999         2000           1999
Net sales                                            $90,382     $85,256     $264,871        $251,304

Costs and expenses:
    Cost of sales, buying and store occupancy         64,502      63,137      191,565         183,859
   costs
    Selling, general and administrative               28,387      26,124       81,001          75,467
   expenses
    Interest (income) expense, net                       199        (84)        (511)           (787)

        Total costs and expenses                      93,088      89,177      272,055         258,539

Loss before income taxes                              (2,706)     (3,921)      (7,184)         (7,235)
Income tax benefit                                    (1,069)     (1,563)      (2,838)         (2,859)

    Net loss                                         ($1,637)    ($2,358)     ($4,346)        ($4,376)


Basic earnings per share                              ($0.05)     ($0.06)      ($0.13)         ($0.12)


Diluted earnings per share                            ($0.05)     ($0.06)      ($0.13)         ($0.12)


Average common shares outstanding                     32,631      36,369        33,477          36,533

Average common shares outstanding and
    dilutive potential common shares                  32,631      36,369       33,477           36,533

The accompanying notes are an integral part of these consolidated financial statements.

                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                        (Dollars in thousands)



                                            October 28,          January 29,      October 30,
                                               2000                 2000             1999
ASSETS                                      (Unaudited)                          (Unaudited)
Current assets:
   Cash and cash equivalents                    $6,283             $39,174           $5,498
   Inventories                                 119,242              90,583          109,416
   Other current  assets                        13,662               9,365           14,863

      Total current assets                     139,187             139,122          129,777

Property and equipment, net                     48,731              47,544           48,246
Goodwill, less amortization                        464                 485              492
Other assets                                    15,540              14,721           13,389

      Total assets                            $203,922            $201,872         $191,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                      $24,785             $    --           $3,535
   Vendor payables and accrued expenses         24,519              24,459           27,798
   Income taxes payable                             --               5,192               --
   Accrued payroll and bonuses                   2,189               4,519            1,883
   Gift certificates redeemable                  4,005               4,184            3,431

      Total current liabilities                 55,498              38,354           36,647

Accrued rent and other liabilities               6,997               7,270            7,171

Stockholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized                   --                  --               --
   Common stock, $1 par value, 50,000,000
      shares authorized, 38,149,646 shares      38,150              38,150           38,150
    issued
   Additional paid-in capital                   75,875              76,082           76,154
   Retained earnings                            52,429              56,775           45,057
   Accumulated other comprehensive income       (1,493)             (1,013)          (1,234)
   Common shares in treasury, at cost,
  5,510,015;
      2,677,236 and 1,850,031 shares,          (22,558)            (13,129)          (9,517)
    respectively
   Stock purchase loans                           (976)               (617)            (524)

      Total stockholders' equity               141,427             156,248          148,086

Total liabilities and stockholders' equity    $203,922            $201,872         $191,904

The accompanying notes are an integral part of these consolidated financial statements.


                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flow
                                (Dollars in thousands)
                                      (Unaudited)

                                                                  Nine Months Ended
                                                               October 28,   October 30,
                                                                   2000         1999
Cash flows from operating activities:
    Net loss                                                       ($4,346)     ($4,376)
    Adjustments to reconcile net loss
        to net cash from operations:
            Depreciation and amortization                           10,740        9,138
            Deferred taxes and other                                     4          (16)
    Change in assets and liabilities:
            Increase in inventories                                (29,382)     (35,166)
            Increase in other current assets                        (4,135)      (3,721)
            Increase (decrease) in current liabilities              (7,694)       1,606
            Decrease in noncurrent assets                               53          154
            Increase (decrease) in noncurrent liabilities              (95)         339

    Net cash used by operations                                    (34,855)     (32,042)

Cash flows from investing activities:
            Purchases of property and equipment                    (13,220)     (14,724)
            Sales of property and equipment                            149          206

    Net cash used by investing activities                          (13,071)     (14,518)

Cash flows from financing activities:
            Net proceeds from bank borrowings                       24,785        3,535
            Purchases of treasury stock                            (10,281)      (4,466)
            Sale of stock to employee benefit plans                    195          159
            Issuance of stock purchase loans                            --          (43)
            Proceeds from the exercise of employee stock                --          188
         options

    Net cash used by financing activities                           14,699         (627)

Effect of exchange rate change on cash                                 336         (124)

Net decrease in cash and cash equivalents                          (32,891)     (47,311)

Cash and cash equivalents at beginning of period                    39,174       52,809

Cash and cash equivalents at end of period                          $6,283       $5,498

Supplemental disclosure of cash flow information:
    Income taxes paid                                               $4,333       $1,688
    Non-cash financing activities:
        Distributions of deferred director fees                         --          122
        Issuance of restricted stock                                   153           72
        Loans issued to purchase Company stock                         314          481

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

28, 2000 and October 30, 1999, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended.  The results of operations for the three and nine month periods ended October 28, 2000 and

October 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.  The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the

Company's 1999 Annual Report to Shareholders.



(2)  Financing Arrangements

  The Company has renewed its unsecured revolving credit agreements with banks,

aggregating $45,000,000, of which $30,000,000 is committed.  These credit facilities, which expire May 12, 2001, are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime.  Borrowings of $24,785,000 and letters of credit totaling $5,822,000 were outstanding under these facilities at October

28, 2000.



(3)  Comprehensive Income/Loss

  Comprehensive loss for the three months ended October 28, 2000 and October 30,

1999 was $1,894,000 and $2,182,000, respectively.  Comprehensive loss for the nine months ended October 28, 2000 and October 30, 1999 was $4,826,000 and

$4,109,000, respectively.  Other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.



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

October 28, 2000, the Company had purchased 6,014,916 shares at a cost aggregating $24,978,000 of which 504,901 shares had been utilized to fund stock transactions pursuant to employee and director stock programs.









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


Results of Operations

Quarters Ended October 28, 2000 and October 30, 1999


   Net sales were $90,382,000 for the arter ended October 28, 3000 compared to $85,256,000 for the quarter ended October 30,1999, an increase of 6%.  Same

store sales increased 4% from the prior year.    For the quarter, furniture,

accessories and wall decor sales represented 50%, 34% and 16% of the business,

respectively, which is virtually the same as last year's third quarter product mix.  Sales increases were driven by higher priced furniture pieces, as the

Company had a good in-stock position on bedroom and other furniture categories,

and as new furniture introductions were well received.


  From a geographic standpoint, the Canadian operations continued to have the strongest performance, recording double-digit same store sales gains during the third quarter.  In the U.S., same store sales gains were strong on the West

Coast and in the Northeast.  Business in the outlets continues to be strong,

driven by outlet-only special purchases.  During the quarter ended October 28,

2000, the number of sales transactions decreased by approximately 2% from the third fiscal quarter of last year, while the average transaction increased from

$89 to $96.



  Cost of sales, including buying and occupancy costs, was $64,502,000 for the third fiscal quarter compared to $63,137,000 for the same period last year.  As a percentage of sales, cost of sales declined to 71.4% for the quarter compared to 74.1% for the prior year period.  Product margins improved by 210 basis points due primarily to less aggressive discounting during promotions.  Consumer acceptance of new product introductions and a good in-stock position also contributed to the margin improvement.  Buying and occupancy costs decreased from 23.7% of sales to 23.1% as these costs were leveraged against a higher sales base.


  Selling, general and administrative expenses were $28,387,000 or 31.4% of sales for the quarter compared to $26,124,000 or 30.6% of sales for the comparable period of the prior year.  In dollars, the largest single component of the increase relates to higher payroll and related costs in addition to investments in infrastructure.  With respect to store payroll, the Company has maintained tight controls and has, in fact, improved productivity in this area reducing costs almost 20 basis points as a percentage of sales.  Investments in technology have also contributed to the increase with higher depreciation,

amortization and other related expenses.  During the quarter, there were approximately $1 million in unusual expenses compared to last year including costs associated with the death of the Company's Chairman, foreign exchange losses as a result of the weakness in the Canadian dollar and higher credit card processing costs.


  For the quarter ended October 28, 2000, net interest expense was $199,000 compared to net interest income of $84,000 in the third quarter of fiscal 1999.

This change is due to overall lower levels of cash and greater utilization of seasonal borrowings in the current year, attributable largely to the use funds for capital expenditures, higher inventory levels and the Company's stock repurchase program.


Nine Months Ended October 28, 2000 and October 30, 1999

     Net sales were $264,871,000 for the nine months ended October 28, 2000 compared to $251,304,000 for the same period last year, an increase of 5%.  Same store sales increased 3% on a year to date basis.  For the nine month periods ended October 28, 2000 and October 30, 1999, furniture, accessories and wall decor represented 50%, 34% and 16% of the business, respectively.

Sales increases were carried by strong performances in the first and third quarters of furniture and new product introductions, partially offset by a weak summer clearance event.  For the year-to-date, the transaction count increased by 6% over the comparable period last year and the average ticket remained unchanged at $94.


     Cost of sales, including buying and occupancy costs, was $191,565,000 or

72.4% of sales for the nine months compared to $183,859,000 or 73.2% of sales for the comparable prior year period.  The 80 basis point improvement is due to a increase in product margin (40 basis points) as well as improvement in buying and occupancy costs (40 basis points).  Product margins improved primarily due to improved merchandise selection and more selective promotions.

Improvement in buying and

occupancy costs from 23.4% to 23.0% is attributable to the relatively fixed nature of these costs leveraged against a higher sales base.


  Selling, general and administrative expenses were $81,001,000 or 30.6% of sales for the nine months compared to $75,467,000 or 30.0% of sales for the prior year comparable period.  The largest component of the dollar increase continues to be higher payroll and related costs.  However, as a percentage of sales these costs have remained relatively constant.  Additionally, investments in infrastructure and technology have contributed to higher selling, general and administrative expenses with higher depreciation, amortization and related costs.  As a percentage of sales, increases are primarily related to depreciation, amortization and related technology and infrastructure investments.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit.  Bank borrowings are available to fund seasonal inventory purchases.  In addition, the bank credit lines are used for overseas merchandise purchases under letters of credit.  Unsecured bank lines aggregate $45,000,000, of which $30,000,000 are committed under revolving credit agreements expiring May 12, 2001.  Borrowings of $24,785,000 and letters of credit totaling $5,822,000 were outstanding at October 28, 2000.  Management currently expects that the amount of outstanding borrowings will be repaid during the fourth fiscal quarter as a result of anticipated higher sales and the liquidation of seasonal inventory buildup during the Christmas season.

  The store expansion plan for the remainder of the fiscal year anticipates approximately one new store, three new outlets, and six conversions to the large format.  Capital expenditures for the year to date period included six new store openings, one new outlet and 14 conversions as well as routine purchases of furniture, equipment and software.  The total estimated capital expenditures for

Fiscal 2000 are approximately $19,000,000.

  The Company has in place a stock repurchase program approved by the Board of

Directors of up to $30,000,000.  During the nine months ended October 28, 2000,

$10,281,000 was spent to acquire 3,030,300 shares of the Company's common stock.

From the inception of the program through October 28, 2000, $24,978,000 has been spent to repurchase 6,014,916 shares.  No shares were repurchased during the quarter ended October 28, 2000.

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





Date: December 4, 2000