Form 10-K
period 2001-02-03
BOMBAY COMPANY INC
filed 2001-05-01
CIK 96287

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

      For the fiscal year ended February 3, 2001

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
                                 (817) 347-8200

          Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

Common Stock, Par Value, $1 Per Share          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on March 30, 2001 was approximately $83,072,736.

Shares outstanding at March 30, 2001:  Common Stock, $1 Par Value: 32,695,137

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 17, 2001 (as expressly incorporated by reference in Part III).

                                    FORM 10-K

                                     PART I
ITEM 1. BUSINESS.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") is a specialty retailer marketing timeless and classic furniture, wall decor and accessories through a network of retail locations throughout the United States and Canada, through mail order and over the internet at www.bombaycompany.com.

Bombay's unique position in the market place is a result of its core competencies in design and sourcing. Over 80% of its product is sourced from over 20 foreign countries. Over 95% of the product has been designed or styled to Bombay's specifications.

To capitalize on its strengths, the Company has announced its intention to develop other business opportunities outside of its core retail operations. Bailey Street Trading Company represents the Company's wholesale operations, introduced in Fiscal 2000. To date, the operations and financial results of the wholesale operations have been immaterial to the Company as a whole. In addition, the Company plans to expand the Bombay brand abroad through licensing and distribution agreements with local partners in various markets. Finally, the Company has recently announced the launch of Bombay Kids, its new line of children's room furnishings, to be offered in Fall 2001 through catalog and internet only.

(b) Financial Information About Segments

The Company operates primarily in one business segment consisting of the retail sale of decorative home furnishings and related items.

(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates a chain of stores, located primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations. As of February 3, 2001, there were 356 Bombay stores in 42 states in the United States and 52 stores in nine Canadian provinces. Bombay also markets its products through its mail order operations in the United States and Canada and through e-commerce over the internet at www.bombaycompany.com. Bailey Street Trading Company, the Company's wholesale operations, were introduced in Fiscal 2000 and, to date, are immaterial to the operations and financial results of the Company. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations.

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

The Company regularly updates its merchandise assortment by introducing new products and discontinuing others as they approach the end of their life cycles. During Fiscal 2000, approximately 2,600 SKUs were introduced as compared to 2,700 SKUs in Fiscal 1999. Typically, new product introductions are concentrated during the Company's spring, fall and Christmas marketing periods. The principal categories of merchandise include the following:

Furniture - This category includes both wood and metal ready-to-assemble furniture focusing on the bedroom, living room, dining room and home office as well as occasional pieces. Furniture represented 45%, 45% and 50% of total sales in Fiscal 2000, 1999 and 1998, respectively. Bombay's furniture is manufactured by contract manufacturers located principally in China, Taiwan, Malaysia, Mexico, the Philippines, Indonesia, India and the United States.

Accessories - This is the broadest category and represented 41%, 40% and 35% of total sales in Fiscal 2000, 1999 and 1998, respectively. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, baskets, candles and scents, crystal, ceramics, frames and desktop, textiles, floral and holiday. The items are imported from over 15 countries in Asia, North America and Europe.

Wall Decor - This category includes prints, mirrors and sconces which represented 14%, 15% and 15% of total sales in Fiscal 2000, 1999 and 1998, respectively. This merchandise is sourced primarily from the United States, various countries in Asia, Canada, Italy and Korea.

Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Over 80% of production needs are provided from foreign countries. Branch offices located in Taiwan, Malaysia, Indonesia and China and agents in various countries locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

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

Usually it takes several months from the time a merchandise order is placed with a manufacturer until the goods are received at centralized distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or a reordered product, lead times can vary from as little as two months to as much as twelve months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors especially in months when manufacturers are producing at or near peak capacity to meet seasonal demands. As a result, Bombay maintains an adequate inventory position in its distribution centers to ensure a sufficient supply of products to its customers.

Store inventories are replenished from regional distribution centers located in Fort Worth, Texas; Atlanta, Georgia; Gilbertsville, Pennsylvania; Miraloma, California and Mississaugua, Ontario. The distribution centers are strategically located and provide the capability to replenish the majority of store inventories within 48 hours of when the order is processed. The Company uses dedicated trucks and less-than-truckload carriers to transport its product from its distribution centers to the stores.

Channels of Distribution

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

During Fiscal 2000, the Company, working closely with Thompson Associates, the largest, independent full-service retail-consulting firm in the United States, specializing in store location and market research, developed a comprehensive real estate strategy. Based upon the analysis, the Company believes that it has the opportunity to increase its total square footage though both an increase in store counts and through larger stores. The strategy incorporates an off-mall opportunity that will complement the current real estate portfolio. Currently 90% of the stores are mall based; however the Company has opened stores in, and will continue to seek alternative locations including, street and upscale, open air strip locations. The Company will seek out the most potentially profitable locations for the opening of new stores regardless of the venue.

The Company is currently targeting store sizes in the 4,000 to 5,000 square foot range. In addition to building new stores, the Company will continue to convert its existing regular stores which average approximately 1,800 square feet to the larger format. As of February 3, 2001, there were 93 regular stores left in the chain. Through new store growth and the continued conversion of regular stores, the Company expects to expand the retail square footage by 30% over the next three years.

During Fiscal 2000, 1999 and 1998, the Company opened 10 new stores, 19 new stores and 15 new stores, respectively. An additional 20 stores were converted to the larger format in Fiscal 2000, 11 in Fiscal 1999 and 16 in Fiscal 1998. The store expansion plan includes approximately 30-35 new store openings and 15-20 conversions in Fiscal 2001.

During Fiscal 2000, 1999 and 1998, the Company's store openings included four, eight and five outlet stores, respectively, which were typically located in traditional outlet malls. At February 3, 2001, the store chain included a total of 24 outlet stores. The Company views the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further capitalize on its strength in designing and sourcing proprietary product. Of the 30-35 stores planned for Fiscal 2001, Bombay expects to open approximately eight outlet locations.

The Company's average cost of leasehold improvements, furniture, fixtures and machinery for stores (excluding outlets) opened or converted in Fiscal 2000, net of landlord allowances, was approximately $284,000 per store or $86 per square foot. In addition, other investments which consist primarily of inventory in the store location, averaged approximately $98,000 per large format store. The average cost of leasehold improvements, furniture, fixtures and machinery for outlet stores opened in Fiscal 2000, net of landlord allowances, was approximately $95,000 per store while the inventory investment averaged approximately $63,000 per store. Bombay stores typically achieve store operating level profitability during their first year of operations.

As of February 3, 2001, 356 stores were operating in 42 states in the United States and 52 stores were operating in nine provinces in Canada as illustrated in the map below.


{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:


UNITED STATES:
         AL - 5                                      KY - 2                                      NY - 19
         AR - 1                                      LA - 7                                      OH -14
         AZ - 5                                      MA - 8                                      OK - 4
         CA -50                                      MD - 12                                     OR - 3
         CO - 5                                      MI - 9                                      PA - 15
         CT - 7                                      MN - 5                                      RI - 1
         DC - 1                                      MO - 4                                      SC - 4
         DE - 2                                      MS - 2                                      TN - 11
         FL - 32                                     NC - 11                                     TX - 28
         GA - 15                                     NE - 1                                      UT - 3
         IA - 1                                      NH - 3                                      VA - 14
         IL - 16                                     NJ - 16                                     WA - 6
         IN - 4                                      NM - 1                                      WI - 1
         KS - 4                                      NV - 3                                      WV - 1

CANADA:
         AB - 4                                      NB - 2                                      ON - 26
         BC - 7                                      NF - 1                                      PQ - 8
         MB - 1                                      NS - 2                                      SK - 1}

Internet

The Company has maintained a conservative posture on its investment in the internet. The current site utilizes IBM's net.commerce software running on an AS400 platform and is designed to be scalable in order to respond to the growing e-commerce demand. Typically, the Company offers up to 800 SKUs for sale on its website each season. Business to consumer sales over the internet are expected to grow to approximately $3 million in Fiscal 2001. The Company also intends to utilize its internet site to facilitate the growth of its international licensing and distribution operations going forward.

Wholesale

During Fiscal 2000, the Company created a new wholesale division, Bailey Street Trading Company. The brand is separate from Bombay and will allow the Company to capitalize on its strengths in product design and sourcing. The initial product offerings are focused on furniture but may be expanded to include wall decor and accessories in the future. Bailey Street Trading Company will distribute its merchandise to home furnishings retailers, specialty retailers, department stores and mass merchants through a network of regional sales representatives. Bailey Street has also targeted the hospitality industry which it plans to reach through strategic partnerships with existing distributors who operate in that industry. The Company believes that there may also be international opportunities to distribute Bailey Street product abroad. To date, the operations and financial results of Bailey Street Trading Company have been immaterial to the Company as a whole.

International

The Company has recently announced its intention to develop and roll out an international expansion strategy. The international business will be developed through licensing and distribution agreements with local partners in various markets. The Company intends to limit risk by initially entering into smaller opportunistic markets with growth potential.

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

The Company believes that its trademarks have significant value and that these marks enhance the Bombay(R) brand and are instrumental in the Company's ability to create, sustain demand for and market its product. From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's product or that otherwise infringe upon trademark or tradedress rights held by the Company. The Company has and will continue to vigorously defend it rights under the marks as necessary.

Seasonality

Operating results are subject to seasonal variation. Historically, the largest proportion of sales and substantially all of the income occurs in the fiscal quarter that includes the Christmas season. Inventory balances are generally built to their highest levels prior to the Christmas selling season. Inventories decline and cash balances increase significantly in December due to the Christmas business.

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

(d) Financial Information About Geographic Areas

The Company operates primarily in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores in the United States and Canada. The Company's wholesale operations, introduced in Fiscal 2000, have been immaterial to the operations and financial results of the Company to date. Operating profit by geographic area is total revenue less operating expenses. Area operating expenses exclude interest income, net of interest expense, and income taxes. Identifiable assets by area are those assets used in the area's operations, including intangibles.

The following table shows net sales, operating profit and other financial information by geographic area (in thousands):


                                                      Year Ended
                                    ------------------------------------------------
                                     February 3        January 29         January 30
                                        2001              2000               1999
                                    ------------      ------------      ------------
Net sales:
    United States ............      $    373,463      $    349,632      $    318,657
    Canada ...................            48,051            41,249            38,058
                                    ------------      ------------      ------------
    Total ....................      $    421,514      $    390,881      $    356,715
                                    ============      ============      ============

Operating profit:
    United States ............      $      9,628      $      8,998      $      3,505
    Canada ...................             4,229             2,126             1,403
    Interest income, net .....               543             1,029             1,885
                                    ------------      ------------      ------------
      Income before
         income taxes ........      $     14,400      $     12,153      $      6,793
                                    ============      ============      ============

Identifiable assets:
    United States ............      $    188,152      $    186,325      $    180,741
    Canada ...................            18,499            15,547            12,778
                                    ------------      ------------      ------------
    Total ....................      $    206,651      $    201,872      $    193,519
                                    ============      ============      ============

Depreciation and amortization:
    United States ............      $     13,794      $     11,840      $      9,592
    Canada ...................               957               821               751
                                    ------------      ------------      ------------
    Total ....................      $     14,751      $     12,661      $     10,343
                                    ============      ============      ============

Capital expenditures:
    United States ............      $     15,610      $     16,307      $     19,699
    Canada ...................             1,111             1,704               777
                                    ------------      ------------      ------------
    Total ....................      $     16,721      $     18,011      $     20,476
                                    ============      ============      ============

ITEM 2. PROPERTIES.

The Company owns its United States headquarters office complex of which it occupies approximately 85,000 square feet. The Company leases stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:


                                        Square Feet
                                        -----------
             Description            Owned         Leased
             -----------            -----         ------
Stores:
   Outlet .................             --         92,000
   Regular ................             --        163,000
   Large format ...........             --      1,116,000
Distribution centers:
   Miraloma, CA ...........             --        156,000
   McDonnaugh, GA .........             --        254,000
   Gilbertsville, PA ......             --        264,000
   Fort Worth, TX .........             --        250,000
   Mississauga, ON, CAN ...             --        114,000
Offices and storage:
   Mississauga, ON, CAN ...             --          9,000
   Regional sites .........             --          3,000
   Fort Worth, TX .........        121,000         35,000
                                 ---------      ---------
                                   121,000      2,456,000
                                 =========      =========



Leases generally have 10 year terms, expiring between 2000 and 2013. The store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 totaled $45,137,000, $42,991,000 and $40,244,000, respectively.

The minimum rental commitments for future fiscal years are as follows (in thousands):

Fiscal
------
2001.................................                       $ 41,019
2002.................................                         39,375
2003.................................                         33,466
2004.................................                         21,594
2005.................................                         13,599
Thereafter...........................                         44,310
                                                            --------
                                                            $193,363
                                                            ========


The Bombay believes that the insurance coverage maintained on all properties is adequate.


ITEM 3. LEGAL PROCEEDINGS.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the 2000 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices, quoted by fiscal quarter, follow:


Year ended February 3, 2001              High       Low          Year ended January 29, 2000           High       Low
---------------------------              -----     -----         ---------------------------           -----     -----
First quarter........................    $4.44     $2.63         First quarter......................   $6.94     $3.56
Second quarter.......................     4.13      2.56         Second quarter.....................    8.13      5.56
Third quarter........................     3.06      2.25         Third quarter......................    6.81      3.50
Fourth quarter.......................     3.06      1.50         Fourth quarter.....................    5.88      3.75


      (b) The approximate number of record holders of common stock on March 31, 2000 was 2,500.

      (c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data has been derived from the consolidated financial statements of The Bombay Company, Inc. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.


                                                                                          Year Ended
                                                           -------------------------------------------------------------------
Financial Data:                                            February 3    January 29   January 30    January 31      February 1
                                                             2001          2000           1999          1998          1997
                                                           ---------     ----------   ----------     ---------      ----------
  Net sales(1) ........................................    $ 421,514     $ 390,881     $ 356,715     $ 332,577      $ 336,303
  Net sales increase (decrease) .......................            8%           10%            7%           (1)%            2%((2))
  Same store sales increase ...........................            5%            5%            6%           -%              2%
  Income (loss) from continuing operations: (1)
       Before accounting change .......................    $   8,645     $   7,342     $   4,010     $   4,450      $  (2,840)
       Cumulative effect of accounting change .........           --            --            --            --            835
       Net income (loss) ..............................        8,645         7,342         4,010         4,450         (2,005)
  Basic earnings per share:
       Income (loss) before accounting change .........          .26           .20           .11           .12           (.07)
       Cumulative effect of accounting change .........           --            --            --            --            .02
       Net income (loss) ..............................          .26           .20           .11           .12           (.05)
  Diluted earnings per share:
       Income (loss) before accounting change .........          .26           .20           .11           .12           (.07)
       Cumulative effect of accounting change .........           --            --            --            --            .02
       Net income (loss) ..............................          .26           .20           .11           .12           (.05)
   Total assets(1) ....................................      206,651       201,872       193,519       195,462        195,363
   Stockholders' equity(1) ............................      154,727       156,248       156,143       158,238        153,933
   Return on average assets ...........................          4.2%          3.7%          2.1%          2.3%          (1.0)%
   Return on average equity ...........................          5.6%          4.7%          2.6%          2.9%          (1.3)%

Operating Data:
   Average sales per store open for full fiscal
       year(1) ........................................    $   1,032     $     942     $     873     $     796      $     784
   Average sales per square foot ......................    $     306     $     288     $     278     $     263      $     262
   Number of stores:
       Beginning of year ..............................          415           412           415           427            434
       Opened .........................................           10            19            15             2              9
       Closed .........................................           17            16            18            14             16
       End of year ....................................          408           415           412           415            427
   Store composition:
        Outlet ........................................           24            20            13             8              8
        Regular .......................................           93           125           148           179            195
        Large format ..................................          291           270           251           228            224
   Retail square footage:(1)
        Outlet ........................................           92            72            50            30             30
        Regular .......................................          163           216           253           303            328
        Large format ..................................        1,116         1,049           989           910            902
        Total .........................................        1,371         1,337         1,292         1,243          1,260


The Company has paid no cash dividends during the periods presented.

(1) In thousands.
(2) Excludes the closed Alex & Ivy division; comparatives are based on twelve month periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Bombay Company, Inc. ("Company" or "Bombay") is a specialty retailer which markets timeless and classic furniture, wall decor and accessories through 408 Bombay retail stores in 42 states in the United States and nine Canadian provinces, through mail order and over the internet at www.bombaycompany.com.

The Company has announced its intention to develop other business opportunities outside of its core operations. Bailey Street Trading Company represents the Company's wholesale operations, introduced in Fiscal 2000. In addition, the Company plans to expand the Bombay brand abroad through licensing and distribution agreements with local partners in various markets. Finally, the Company has recently announced the launch of Bombay Kids, its new line of children's room furnishings, to be offered in Fall 2001 through catalog and internet only.

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

See Note 1 of Notes to Consolidated Financial Statements for fiscal reporting periods.

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report to Shareholders under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business and regional weather conditions.

Net Sales

Fiscal 2000

Net sales increased $30.6 million, or 8%, to $421.5 million, compared to $390.9 million in Fiscal 1999. Sales increases were attributable to a 5% increase in same store sales (stores in existence for one year or more). A 53rd week in Fiscal 2000 added less than 2% to the total sales increase. Sales increases were also realized with the opening of 10 new stores during the year and the conversion of another 20 regular stores to the larger store format. These increases were partially offset by the closure of 17 stores which were either underperforming or at the end of their lease lives. On a net basis, the number of stores decreased from 415 at the end of Fiscal 1999 to 408 at the end of Fiscal 2000, including 291 large stores, 93 regular stores and 24 outlet stores, while total retail square footage increased approximately 2.5%.

Sales growth was fairly consistent across all categories with the product mix remaining virtually unchanged. Sales in Fiscal 2000 consisted of 45% furniture, 41% accessories and 14% wall decor (principally prints, mirrors and sconces). In Fiscal 1999 the product mix was 45% furniture, 40% accessories and 15% wall decor. The number of transactions increased by 9% and the average ticket remained virtually unchanged at $79.

Same store sales gains were strongest in the Company's Canadian subsidiary, with other strong performances in the western and northeastern portions of the U.S. All regions reported positive or flat same store sales. Outlets also performed well driven by the continued infusion of outlet only merchandise.

Fiscal 1999

The Company recorded net sales of $390.9 million, an increase of $34.2 million or 10% over net sales of $356.7 million in Fiscal 1998. The increase is due to a 5% increase in same store sales as well as a slight increase in the number of stores opened. During the year, the Company opened 19 new stores and converted another 11 regular stores to the larger format store. These increases were partially offset by the closure of 16 underperforming stores, most of which were at the end of their lease lives. As a result, the number of stores increased from 412 stores at the end of Fiscal 1998 to 415 stores at the end of Fiscal 1999, including 270 large stores, 125 regular stores and 20 outlet stores. In addition, during Fiscal 1999, the Company remodeled and/or remerchandised another 30 stores in a style similar to the new store design introduced late in Fiscal 1997.

From a product mix standpoint, the sales increases were primarily related to the increased focus on accessories and impulse items, designed to attract more customers and grow the Company's customer base. While furniture remained the core of the business, the emphasis on accessories somewhat shifted the sales mix in Fiscal 1999 compared to Fiscal 1998. In Fiscal 1999, furniture represented 45% of the sales, accessories were 40% and wall decor was 15%. In Fiscal 1998, furniture represented 50% of the sales, accessories were 35% and wall decor was 15%. Consistent with the emphasis on accessories, the number of transactions increased 23% over the previous year and the average ticket decreased 10% to $79.

On a regional basis, there was little variation in same store sales with the exception of the northeastern part of the U.S., which experienced a slight decline. The same store sales increase in outlets was above the Company average as more outlet specific merchandise purchases were made. During this period, the mix of product in the outlets was approximately 60% special purchase and 40% clearance and overstock from the primary chain.

COST OF SALES, BUYING AND STORE OCCUPANCY COSTS

Fiscal 2000

Cost of sales, including buying and store occupancy costs, was $291.7 million or 69.2% of sales. As a percentage of sales, these costs decreased from 70.0% of sales in Fiscal 1999. Product margins improved 20 basis points from the prior year due to an improved product mix and good in-stock positions of key merchandise, more than offsetting higher distribution center and domestic freight costs. Buying and occupancy costs declined 60 basis points to 19.6% of sales while increasing $3.4 million. The higher dollar costs were primarily driven by investments in new stores and technology. The improvement in buying and occupancy costs as a percentage of sales is due to the relatively fixed nature of these costs measured against a higher sales base.

Fiscal 1999

Cost of sales, including buying and store occupancy costs, was $273.5 million or 70.0% of sales. As a percentage of sales, these costs decreased from 70.9% of sales in Fiscal 1998. Product margins improved 70 basis points over the prior year primarily due to higher margins in all categories except furniture, which was down slightly. Improved merchandise selection and more selective promotions were the key reasons for the improvement. Buying and occupancy costs declined to 20.2% of sales from 20.4% of sales while increasing $6.1 million. The higher costs were primarily the results of higher rents and related costs on a 3% increase in overall store square footage, and higher depreciation costs associated with the new construction, additional store fixtures and the new point of sale system. The decline in buying and occupancy as a percentage of sales is due to the relatively fixed nature of the costs measured against a higher sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Fiscal 2000

Selling, general and administrative expenses were $116.0 million, an increase of $9.7 million or 9%, compared to $106.3 million in Fiscal 1999. The largest component of the dollar increase is higher payroll and related costs. However, as a percentage of sales these costs remain relatively constant. The Company's investments in infrastructure and technology have also contributed to higher selling, general and administrative expenses with increased depreciation, amortization and related costs. As a percentage of sales, selling, general and administrative expenses increased slightly, from 27.2% in Fiscal 1999 to 27.5% in Fiscal 2000.

Fiscal 1999

Selling, general and administrative expenses were $106.3 million, an increase of $7.4 million or 8%, compared to $98.9 million in Fiscal 1998. The dollar increase resulted primarily from higher payroll and payroll related costs. Store payroll cost increases were driven by higher store pay rates in the tight labor market while performance based compensation increased due to the Company's improved operating results. Although expenses increased in dollars, as a percentage of sales, selling, general and administrative expenses declined from 27.7% to 27.2% due largely to economies of scale realized in advertising, leveraging other fixed costs against the higher sales base and continued controls over expenses.

INTEREST

Fiscal 2000

The Company had interest income slightly less than $1.0 million and interest expense of $.4 million, compared to interest income of $1.1 million and interest expense of less than $.1 million in Fiscal 1999. The changes in these amounts are due to lower average cash balances and greater utilization of seasonal borrowings in the current year to support the Company's investments in store expansion, infrastructure and technology, the stock repurchase program and higher inventory levels.

Fiscal 1999

Interest income was $1.1 million compared to $1.9 million in Fiscal 1998. The decline in interest income was due primarily to lower average cash balances resulting primarily from higher average inventory levels than in Fiscal 1998. In addition, $8.5 million of cash was used to repurchase Company stock during the year. In Fiscal 1999, the Company had less than $.1 million interest expense incurred on temporary seasonal borrowings used to support higher inventory levels in preparation for the Christmas sales season.

INCOME TAXES

The Company provided income taxes of $5.8 million, $4.8 million and $2.8 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The effective rates were 40.0%, 39.6% and 41.0% in the respective periods. Fluctuations in the effective rate are primarily related to foreign taxes which change in accordance with earnings in the Canadian subsidiary and in state tax expenses which have not changed proportionately to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are available to fund seasonal working capital requirements. In addition, the bank credit lines are used for overseas merchandise purchases. Unsecured bank lines aggregate $45 million, of which $30 million are committed under revolving credit agreements expiring May 12, 2001. Negotiations are currently underway to renew or replace the credit lines. Management expects to complete these negotiations on satisfactory terms before the current agreements expire.

Fiscal 2000

As of February 3, 2001, cash and short-term investments were $22.2 million, a decrease of $17.0 million from January 29, 2000. The primary uses of cash were inventory purchases, new store construction and information technology upgrades, as well as purchases of treasury stock. These uses were partially offset by net income, including non-cash depreciation and amortization expense, and by increases in payables.

At February 3, 2001, inventory levels were $14.3 million higher than at January 29, 2000, an increase of 16% compared to an 8% growth in sales. Several factors contributed to this increase. Spring product arrived earlier than last year in order to ensure a good in-stock position for the introduction of the catalog in early March. Additionally, the timing of Chinese New Year shifted from February to January resulting in more of this season's inventory requirement being shipped just prior to the Company's fiscal year end. Finally, the inventory mix changed with a larger investment in bedroom furniture and a refined furniture assortment, which resulted in higher average price per unit. The inventory consists primarily of new merchandise, with less than 10% of the merchandise being clearance product. Based upon the freshness of the inventory, management does not expect to take unusual markdowns in order to sell through the product and expects inventories to return to more normal levels by the end of the second quarter.

Capital expenditures totaled $16.7 million and included the costs of 10 new stores and the conversion of 20 regular stores to the larger format, as well as continued investments in software and equipment. The capital expenditures program for Fiscal 2001 is planned at approximately $19 million and includes 30 to 35 stores openings, including 8 to 10 outlets. Additionally, 15 to 20 stores are expected to be converted to the larger format. Generally, a new or converted store is profitable in its first full year of operations.

The Company has in place a stock repurchase program approved by the Board of Directors of up to $30 million. During Fiscal 2000, the Company spent $10.3 million under the program to acquire approximately 3.0 million shares of the Company's common stock. From the inception of the program through February 3, 2001, $25.0 million has been spent to repurchase approximately 6.0 million shares. The Company does not currently have plans to purchase additional shares during Fiscal 2001.

The Company's development of its wholesale business, international opportunities and children's room furnishings line are expected to have modest capital requirements during Fiscal 2001. The Company anticipates funding the growth of these initiatives through working capital.

The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations and capital expenditures program.

Fiscal 1999

At January 29, 2000, cash and short-term investments were $39.2 million, a decrease of $13.6 million from January 30, 1999. The primarily uses of cash were inventory purchases, expansion of the store base and information technology upgrades as well as purchases of treasury stock. These uses were partially offset by net income including non-cash depreciation and amortization expense, and by increases in payable.

At January 29, 2000, inventory levels were $16.2 million higher than at the same time the prior year. During Fiscal 1999, the Company made the decision to bring in approximately $5 million of inventory early as insurance against possible supply chain disruptions related to Year 2000 issues. Much of this product was included in inventory as of the end of the year. The increase was also reflective of the higher sales level and the increase focus on accessories.

Capital expenditures totaled $18.0 million and included the costs of 19 new stores and the conversion of 11 regular stores to the larger format. The 1999 capital expenditures also included approximately $6.6 million spent on the replacement of store point of sale equipment, as well as purchases of additional store fixtures and routine purchases of equipment.

During Fiscal 1999, the Company spent $8.5 million under its stock repurchase program to acquire, through open market transactions, approximately 1.8 million shares of the Company's common stock.

NEW ACCOUNTING PRONOUNCEMENT

Effective February 4, 2001, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative financial instruments including, among other things, forward currency exchange contracts. However, due to the Company's limited use of derivative financial instruments, adoption of FAS 133 will not have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of February 3, 2001, the Company had no market risk sensitive instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the consolidated financial statements is found on page 19. The Company's consolidated financial statements and notes to the consolidate financial statements follow the index.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

      (1)   Financial Statements:

            Report of Independent Accountants
            Consolidated Statements of Income for the years ended February 3,
                   2001, January 29, 2000 and January 30, 1999
            Consolidated Balance Sheets at February 3, 2001 and January 29, 2000 Consolidated Statements of Cash Flows for the years ended
                   February 3, 2001, January 29, 2000 and January 30, 1999
            Consolidated Statements of Stockholders' Equity for the years ended February 3, 2001, January 29, 2000 and January 29, 1999
            Notes to Consolidated Financial Statements

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

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended February 3, 2001.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE BOMBAY COMPANY, INC.
                                                (Registrant)



Date:  April 30, 2001
                                                /s/ CARMIE MEHRLANDER
                                                --------------------------------
                                                Carmie Mehrlander
                                                Chairman of the Board, President
                                                and Chief Executive Officer

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


                  Name                                     Position                               Date
                  ----                                     --------                               ----

                                            Director
  -------------------------------------
              Barbara Bass

                                            Director
  -------------------------------------
            John H. Costello

         /s/ GLENN E. HEMMERLE              Director                                         April 30, 2001
  -------------------------------------
           Glenn E. Hemmerle

          /s/ JAMES A. MARCUM               Director                                         April 30, 2001
  -------------------------------------
            James A. Marcum

         /s/ CARMIE MEHRLANDER              President, Chief Executive Officer               April 30, 2001
  -------------------------------------     and Director
           Carmie Mehrlander

         /s/ JULIE L. REINGANUM             Director                                         April 27, 2001
  -------------------------------------
           Julie L. Reinganum

           /s/ BRUCE R. SMITH               Director                                         April 27, 2001
  -------------------------------------
             Bruce R. Smith

            /s/ NIGEL TRAVIS                Director                                         April 30, 2001
  -------------------------------------
              Nigel Travis

         /s/ ELAINE D. CROWLEY              Vice President, Chief Financial Officer          April 30, 2001
  -------------------------------------     and Treasurer
           Elaine D. Crowley

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                           Page No.
                                                                                                           -------


      Report of Independent Accountants...................................................................    20
      Consolidated Statements of Income for the Years Ended February 3, 2001,
         January 29, 2000 and January 30, 1999............................................................    21
      Consolidated Balance Sheets at February 3, 2001 and January 29, 2000................................    22
      Consolidated Statements of Cash Flows for the Years Ended February 3, 2001,
         January 29, 2000 and January 30, 1999............................................................    23
      Consolidated Statements of Stockholders' Equity for the Years Ended February 3, 2001,
         January 29, 2000, and January 30, 1999...........................................................    24
      Notes to Consolidated Financial Statements.......................................................... 25-33
      Unaudited Quarterly Financial Data..................................................................    34

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of The Bombay Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 19 present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PRICEWATERHOUSECOOPERS LLP
March 14, 2001
Fort Worth, Texas

                        CONSOLIDATED STATEMENTS OF INCOME

                    The Bombay Company, Inc. and Subsidiaries
                    (In thousands, except per share amounts)


                                                                            Year Ended
                                                           ----------------------------------------------
                                                            February 3       January 29       January 30
                                                               2001            2000              1999
                                                           ------------     ------------     ------------

Net sales .............................................    $    421,514     $    390,881     $    356,715
                                                           ------------     ------------     ------------

Costs and expenses:
   Cost of sales, buying and store occupancy costs ....         291,692          273,500          252,891
   Selling, general and administrative expenses .......         115,965          106,257           98,916
   Interest income, net ...............................            (543)          (1,029)          (1,885)
                                                           ------------     ------------     ------------
                                                                407,114          378,728          349,922
                                                           ------------     ------------     ------------

Income before income taxes ............................          14,400           12,153            6,793
Provision for income taxes ............................           5,755            4,811            2,783
                                                           ------------     ------------     ------------
   Net income .........................................    $      8,645     $      7,342     $      4,010
                                                           ============     ============     ============

Basic earnings per share ..............................    $        .26     $        .20     $        .11
                                                           ============     ============     ============
Diluted earnings per share ............................    $        .26     $        .20     $        .11
                                                           ============     ============     ============

Average common shares outstanding .....................          33,262           36,408           37,728
                                                           ============     ============     ============

Average common shares outstanding and
   dilutive potential common shares ...................          33,292           36,672           37,784
                                                           ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                    The Bombay Company, Inc. and Subsidiaries
                          (In thousands, except shares)


                                                                                                  February 3       January 29
                                                                                                     2001             2000
                                                                                                 ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents (short-term investments of $15,244 and $32,584, respectively) ..    $     22,157     $     39,174
   Inventories, at lower of cost or market ..................................................         104,914           90,583
   Other current assets .....................................................................          15,380            9,365
                                                                                                 ------------     ------------
        Total current assets ................................................................         142,451          139,122
                                                                                                 ------------     ------------

Property and equipment, at cost:
   Land .....................................................................................             990              993
   Building .................................................................................           5,198            5,198
   Leasehold improvements ...................................................................          76,991           73,896
   Furniture and equipment ..................................................................          28,844           28,674
                                                                                                 ------------     ------------
                                                                                                      112,023          108,761
       Accumulated depreciation .............................................................         (63,517)         (61,217)
                                                                                                 ------------     ------------
       Net property and equipment ...........................................................          48,506           47,544
                                                                                                 ------------     ------------
Deferred taxes and other assets .............................................................          15,237           14,721
Goodwill, less amortization of $577 and $549, respectively ..................................             457              485
                                                                                                 ------------     ------------
        Total assets ........................................................................    $    206,651     $    201,872
                                                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses ...............................................    $     28,445     $     24,459
        Income taxes payable ................................................................           5,969            5,192
        Accrued payroll and bonuses .........................................................           5,649            4,519
        Gift certificates redeemable ........................................................           4,765            4,184
                                                                                                 ------------     ------------
         Total current liabilities ..........................................................          44,828           38,354
                                                                                                 ------------     ------------

Accrued rent and other liabilities ..........................................................           7,096            7,270
                                                                                                 ------------     ------------

STOCKHOLDERS' EQUITY:
        Preferred stock, $1 par value, 1,000,000 shares authorized ..........................              --               --
        Common stock, $1 par value, 50,000,000 shares authorized,
         38,149,646 shares issued ...........................................................          38,150           38,150
        Additional paid-in capital ..........................................................          75,735           76,082
        Retained earnings ...................................................................          65,420           56,775
        Accumulated other comprehensive income (loss) .......................................          (1,267)          (1,013)
        Common shares in treasury, at cost, 5,455,919 and
              2,677,236 shares, respectively ................................................         (22,320)         (13,129)
        Stock purchase loans and accrued interest ...........................................            (991)            (617)
                                                                                                 ------------     ------------
         Total stockholders' equity .........................................................         154,727          156,248
                                                                                                 ------------     ------------

        Commitments and contingencies (Note 4)
         Total liabilities and stockholders' equity .........................................    $    206,651     $    201,872
                                                                                                 ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    The Bombay Company, Inc. and Subsidiaries
                                 (In thousands)


                                                                                        Year Ended
                                                                       ----------------------------------------------
                                                                         February 3      January 29      January 30
                                                                            2001            2000              1999
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
   Net income .....................................................    $      8,645     $      7,342     $      4,010
   Adjustments to reconcile net income to net cash from operations:
       Depreciation and amortization ..............................          14,751           12,661           10,343
       Deferred taxes and other ...................................             346             (317)             936
   Change in assets and liabilities:
       (Increase) decrease in inventories .........................         (14,692)         (15,615)           8,769
       (Increase) decrease in other current assets ................          (2,113)              38           (1,777)
       Increase in accounts payable and accrued expenses ..........             256            3,081            1,593
       Increase (decrease) in income taxes payable ................             764            3,477             (399)
       Increase (decrease) in accrued payroll and bonuses .........           1,137            1,291           (1,163)
       (Increase) decrease in noncurrent assets ...................              62              (84)            (162)
       Increase in noncurrent liabilities .........................               9              462              398
                                                                       ------------     ------------     ------------
         Net cash provided by operations ..........................           9,165           12,336           22,548
                                                                       ------------     ------------     ------------

Cash flows from investing activities:
    Purchases of property, equipment and other ....................         (16,721)         (18,011)         (20,476)
    Proceeds from sale of property and equipment ..................             375              249              403
                                                                       ------------     ------------     ------------
        Net cash used by investing activities .....................         (16,346)         (17,762)         (20,073)
                                                                       ------------     ------------     ------------

Cash flows from financing activities:
    Purchases of treasury stock ...................................         (10,303)          (8,527)          (6,170)
    Sale of stock to employee benefit plans .......................             291              269              161
    Issuance of stock purchase loans ..............................              --              (43)              --
    Exercise of stock options .....................................              --              290               38
                                                                       ------------     ------------     ------------

       Net cash used by financing activities ......................         (10,012)          (8,011)          (5,971)
                                                                       ------------     ------------     ------------

Effect of exchange rate change on cash ............................             176             (198)             195
                                                                       ------------     ------------     ------------

Net decrease in cash and cash equivalents .........................         (17,017)         (13,635)          (3,301)
Cash and cash equivalents at beginning of year ....................          39,174           52,809           56,110
                                                                       ------------     ------------     ------------

Cash and cash equivalents at end of year ..........................    $     22,157     $     39,174     $     52,809
                                                                       ============     ============     ============

Supplemental disclosures of cash flow information:
    Interest paid .................................................    $        424     $         48     $         --
    Income taxes paid .............................................           4,254            1,490            2,217
    Non-cash financing activities:
      Distributions of director fees ..............................               6              189              148
      Issuance of restricted stock ................................             154               73               --
      Loans issued to purchase Company stock ......................             314              574               --






The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    The Bombay Company, Inc. and Subsidiaries
                                 (In thousands)

                                               Common Stock                 Treasury Stock             Additional        Stock
                                        --------------------------     ---------------------------       Paid-In        Purchase
                                          Shares         Amount          Shares          Amount          Capital         Loans
                                        -----------    -----------     -----------     -----------     -----------     -----------
Total, January 31, 1998 ............         38,114    $    38,114              --     $        --     $    75,904     $        --
Purchases of treasury shares .......             --             --          (1,207)         (6,170)             --              --
Shares contributed or sold to
   employee benefit plans ..........             19             19              15              77              66              --
Exercise of stock options ..........             15             15              --              --              38              --
Distributions of deferred
   director fees ...................              2              2              21             110              36              --
Net income .........................             --             --              --              --              --              --
Foreign currency
   translation adjustments .........             --             --              --              --              --              --
                                        -----------    -----------     -----------     -----------     -----------     -----------

Total, January 30, 1999 ............         38,150         38,150          (1,171)         (5,983)         76,044              --

Purchases of treasury shares .......             --             --          (1,777)         (8,527)             --              --
Shares contributed or sold to
    Employee benefit plans .........             --             --              80             405             (43)            (93)
Exercise of stock options ..........             --             --              66             336             (22)             --
Distributions of deferred
   director fees ...................             --             --              31             153              36              --
Distributions of restricted stock ..             --             --              13              65               8              --
Shares sold to officers with
   stock purchase loans ............             --             --              81             422              59            (481)
Loans to officers for purchases of
   Company stock ...................             --             --              --              --              --             (43)
Net income .........................             --             --              --              --              --              --
Foreign currency
   translation adjustments .........             --             --              --              --              --              --
                                        -----------    -----------     -----------     -----------     -----------     -----------

Total, January 29, 2000 ............         38,150         38,150          (2,677)        (13,129)         76,082            (617)

Purchases of treasury shares .......             --             --          (3,040)        (10,303)             --              --
Shares contributed or sold to
   employee benefit plans ..........             --             --             130             541            (250)             --
Distributions of director fees .....             --             --               2               7              (1)             --
Distributions of restricted stock...             --             --              28             130              24              --
Shares sold to officers with
   stock purchase loans ............             --             --             101             434            (120)           (314)
Interest charged on stock
   purchase loans ..................             --             --              --              --              --             (60)
Net Income .........................             --             --              --              --              --              --
Foreign currency translation
   Adjustments .....................             --             --              --              --              --              --
                                        -----------    -----------     -----------     -----------     -----------     -----------
Total, February 3, 2001 ............         38,150    $    38,150          (5,456)    $   (22,320)    $    75,735     $      (991)
                                        ===========    ===========     ===========     ===========     ===========     ===========

                                                          Accumulated        Annual
                                                            Other            Compre-
                                             Retained    Comprehensive       hensive
                                             Earnings    Income (Loss)       Income
                                           -----------    -----------     -----------
Total, January 31, 1998 ............       $    45,423    $    (1,203)
Purchases of treasury shares .......                --             --
Shares contributed or sold to
   employee benefit plans ..........                --             --
Exercise of stock options ..........                --             --
Distributions of deferred
   director fees ...................                --             --
Net income .........................             4,010             --     $     4,010
Foreign currency
   translation adjustments .........                --           (298)           (298)
                                           -----------    -----------     -----------

Total, January 30, 1999 ............            49,433         (1,501)    $     3,712
                                                                          ===========
Purchases of treasury shares .......                --             --
Shares contributed or sold to
    Employee benefit plans .........                --             --
Exercise of stock options ..........                --             --
Distributions of deferred
   director fees ...................                --             --
Distributions of restricted stock ..                --             --
Shares sold to officers with
   stock purchase loans ............                --             --
Loans to officers for purchases of
   Company stock ...................                --             --
Net income .........................             7,342             --     $     7,342
Foreign currency
   translation adjustments .........                --            488             488
                                           -----------    -----------     -----------

Total, January 29, 2000 ............            56,775         (1,013)    $     7,830
                                                                          ===========
Purchases of treasury shares .......                --             --
Shares contributed or sold to
   employee benefit plans ..........                --             --
Distributions of director fees .....                --             --
Distributions of restricted stock...                --             --
Shares sold to officers with
   stock purchase loans ............                --             --
Interest charged on stock
   purchase loans ..................                --             --
Net Income .........................             8,645             --     $     8,645
Foreign currency translation
   Adjustments .....................                --           (254)           (254)
                                           -----------    -----------     -----------
Total, February 3, 2001 ............       $    65,420    $    (1,267)    $     8,391
                                           ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - STATEMENT OF ACCOUNTING POLICIES


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly - owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. The Company has a retail (52 - 53 week) fiscal year which ends on the Saturday nearest January 31. The period ended February 3, 2001 ("Fiscal 2000") represents 53 weeks. The periods ended January 29, 2000 ("Fiscal 1999") and January 30,1999 ("Fiscal 1998") represent 52 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Fiscal year end exchange rates are used to translate assets and liabilities to U.S. dollars. Monthly average exchange rates are used to translate income and expenses. The cumulative effect of foreign currency translation adjustments is reported in accumulated other comprehensive income (loss) within stockholders' equity.

CASH AND CASH EQUIVALENTS

Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents for the purposes of the financial statements. Short - term investments are recorded at the lower of cost or fair market value.

INVENTORIES

Inventories are primarily finished merchandise and are valued at the lower of average cost or market, cost being determined based upon the weighted average inventory method.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over the estimated useful lives of the assets using the straight - line method over the lives shown:

               Building................................  Forty years
               Furniture and equipment.................  Two to ten years
               Leasehold improvements..................  The lesser of the life of the lease or asset

Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the statements of income.

GOODWILL

Goodwill recorded in association with acquisitions accounted for using the purchase method is amortized using the straight - line method over the estimated useful life of 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including goodwill, are reviewed whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review is performed by comparing the expected future undiscounted net cash flows to the net book value of the assets. The amount of the impairment loss is measured as the difference between carrying value and the estimated fair value of the asset. To date, no impairment has been recognized.

REVENUE RECOGNITION

Revenue is recognized when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Sales are net of returns and exclude sales tax.

The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), in the fourth quarter of Fiscal 2000. The effect of the adoption of SAB 101 was not material to the Company's net sales or results of operations.

SHIPPING AND HANDLING COSTS

The Company includes the net costs of shipping and handling orders to customers within selling, general and administrative expenses. During Fiscal 2000, Fiscal 1999 and Fiscal 1998, shipping and handling costs, totaled $2,356,000, $1,996,000 and $2,127,000, respectively. Amounts collected from customers in Fiscal 2000, Fiscal 1999 and Fiscal 1998 totaled $1,945,000, $1,697,000 and
$1,850,000, respectively.

ADVERTISING COSTS

Advertising costs are expensed the first time the advertising takes place. During Fiscal 2000, Fiscal 1999 and Fiscal 1998 advertising expense was $14,701,000, $14,645,000 and $16,565,000, respectively.

INCOME TAXES

The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company assesses realizability of deferred tax assets and, if necessary, a valuation allowance is provided.

COMPREHENSIVE INCOME

Comprehensive income represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Such amounts are included in accumulated other comprehensive income (loss) within stockholders' equity and consist of the cumulative effect of foreign currency translation adjustments.

DERIVATIVES AND HEDGING ACTIVITIES

Effective February 4, 2001, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative financial instruments including, among other things, forward currency exchange contracts. However, due to the Company's limited use of derivative financial instruments, adoption of FAS 133 will not have a significant impact on the Company's consolidated financial position or results of operations.

EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of restricted stock and deferred director compensation.

The computations for basic and diluted earnings from continuing operations per share are as follows (in thousands, except per share amounts):


                                                                   Year Ended
                                                  --------------------------------------------
                                                    February 3     January 29     January 30
                                                       2001           2000           1999
                                                  ------------    ------------    ------------
Numerator:
    Net income ...............................    $      8,645    $      7,342    $      4,010
                                                  ============    ============    ============
Denominator for basic earnings per share:
Average common shares outstanding ............          33,262          36,408          37,728
                                                  ============    ============    ============
Denominator for diluted earnings per share:
   Average common shares outstanding .........          33,262          36,408          37,728
   Stock options .............................              --             217              32
   Restricted stock ..........................              11              23               8
   Deferred director compensation ............              19              24              16
                                                  ------------    ------------    ------------
                                                        33,292          36,672          37,784
                                                  ============    ============    ============
Basic earnings per share .....................    $        .26    $        .20    $        .11
                                                  ============    ============    ============
Diluted earnings per share ...................    $        .26    $        .20    $        .11
                                                  ============    ============    ============

NOTE 2 - INCOME TAXES

The components of the provision for domestic and foreign income taxes are shown below (in thousands):


                                                            Year Ended
                                         ----------------------------------------------
                                          February 3       January 29       January 30
                                             2001             2000             1999
                                         ------------     ------------     ------------
Income (loss) before income taxes:
   Domestic .........................    $     12,503     $     12,049     $      7,244
   Foreign ..........................           1,897              104             (451)
                                         ------------     ------------     ------------
                                         $     14,400     $     12,153     $      6,793
                                         ============     ============     ============

Provision (benefit) for income taxes:
   Current:
       Federal ......................    $      3,950     $      4,895     $      1,789
       Foreign ......................             919              (20)             (75)
       State and local ..............             387              527              299
                                         ------------     ------------     ------------
                                                5,256            5,402            2,013
                                         ------------     ------------     ------------
Deferred (prepaid):
       Federal ......................             389             (692)             767
       Foreign ......................              44              149              (50)
       State and local ..............              66              (48)              53
                                         ------------     ------------     ------------
                                                  499             (591)             770
                                         ------------     ------------     ------------

Total provision for income taxes ....    $      5,755     $      4,811     $      2,783
                                         ============     ============     ============


      The effective tax rate differs from the federal statutory tax rate for the following reasons:


                                                      Year Ended
                                        ----------------------------------------
                                        February 3     January 29     January 30
                                          2001            2000           1999
                                        ----------     ----------     ----------

Federal statutory tax rate .........          35.0%          35.0%          35.0%
Increase in effective tax rate
   due to:
        Foreign income taxes .......           2.1             .8             .5
        State and local taxes,
            net of federal income
            tax benefit ............           2.2            3.0
                                                                             4.0
        Other, net .................            .7             .8            1.5
                                        ----------     ----------     ----------
             Effective tax rate ....          40.0%          39.6%          41.0%
                                        ==========     ==========     ==========

Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                   February 3       January 29
                                      2001              2000
                                  ------------     ------------
Deferred tax liabilities .....    $     (1,661)    $     (1,185)
                                  ------------     ------------
Deferred tax assets:
    Accrued rent .............           2,900            3,042
    Depreciation .............           2,661            2,697
    Inventory valuation ......           1,727            1,725
    Store conversion costs ...             391              482
    Other ....................           1,930            1,686
                                  ------------     ------------
                                         9,609            9,632
                                  ------------     ------------
    Net deferred tax assets ..    $      7,948     $      8,447
                                  ============     ============

NOTE 3 - DEBT

The Company has unsecured revolving credit agreements with a group of banks aggregating $45 million at February 3, 2001 of which $30 million is committed. The credit facilities are for working capital and letter of credit purposes, primarily to fund seasonal merchandise purchases, and bear interest at market rates based on prime. The credit agreements restrict dividend payments, and require the maintenance of various financial ratios and the payment of negotiated fees. The revolving credit agreements expire May 12, 2001 and negotiations are currently underway for their renewal or replacement. Management expects to complete these negotiations on satisfactory terms before the current agreements expire. At February 3, 2001, there were $8,908,000 in letters of credit outstanding under the credit facilities, issued principally in conjunction with overseas merchandise purchases. Interest expense and negotiated fees for Fiscal 2000, Fiscal 1999 and Fiscal 1998 totaled $610,000, $257,000 and $247,000, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Store, distribution and field office facilities are leased under operating leases expiring through 2013. The store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 totaled $45,137,000, $42,991,000 and $40,244,000, respectively.

The minimum rental commitments for future fiscal years are as follows (in thousands):

Fiscal
------
2001....................                $  41,019
2002....................                   39,375
2003....................                   33,466
2004....................                   21,594
2005....................                   13,599
Thereafter..............                   44,310
                                        ---------
                                        $ 193,363
                                        =========


The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Bombay Company, Inc. Employee 401(k) Savings and Stock Ownership Plan ("401(k) Plan") is open to substantially all employees who have been employed for one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 15% of earnings with the Company matching 100% of the initial 3% contribution, and 50% of the next 2% contributed by the participant. Contributions are paid to a corporate trustee and invested in various funds. Company matching contributions made to participants' accounts are fully vested immediately. Similar benefit plans are in effect for eligible foreign employees.

To the extent employees are unable to contribute up to 5% of their earnings to the 401(k) Plan because of limitations imposed by IRS regulations, a Supplemental Stock Program was adopted. Under this program, employee contributions in excess of IRS limitations, along with Company matching contributions, are distributed annually in the form of Company common stock.

The Bombay Company, Inc. Stock Purchase Program ("SPP") is open to all full-time employees who have at least 90 days of service. Each participant may contribute 1% to 10% of qualifying compensation, to a maximum annual contribution of $21,250. Contributions are used to purchase shares of Company common stock at a discount of 15% from current market rates. The participants' shares are fully vested upon purchase. Participants' shares are held by a third-party administrator until the respective participant requests a distribution.

Total Company contributions to these plans for Fiscal 2000, Fiscal 1999 and Fiscal 1998 were $738,000, $480,000 and $544,000 respectively.

During Fiscal 1998, the Company modified its vacation policy in order to be more competitive with the retail industry. As a result of the change, the Company recorded a one time pre - tax credit of $700,000, equivalent to $.01 per share after tax, relating to expenses that had been accrued under the previous policy but were no longer required under the revised policy.

NOTE 6 - COMMON STOCK AND STOCK OPTIONS

The Company's Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. During Fiscal 2000, Fiscal 1999 and Fiscal 1998, 3,039,550, 1,777,416 and 1,207,200 shares, respectively, were acquired at an aggregate cost of $10,303,000, $8,527,000 and $6,170,000, respectively. Treasury shares are used for various employee and director stock plans as the need arises.

Non-employee directors are eligible to participate in the Non-Employee
Director Equity Plan, which allows such directors the option to defer receipt of retainer payments and meeting fees which are credited to an account for such director in units equivalent to Company common stock.

The Bombay Company, Inc. 1986 Stock Option Plan and 1996 Long Term Incentive Stock Plan ("Employee Plans") provide for the granting of options (and other types of stock-related awards under the 1996 plan) to officers and key management employees. At February 3, 2001, the option shares reserved for the Employee Plans were 5,406,225. The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable annually at a rate of 33% per year beginning one year after the grant date. Shares available for additional grants were 1,732,538; 2,046,273 and 2,315,959 at February 3, 2001, January 29, 2000 and January 30,1999, respectively.

During Fiscal 1998, restricted stock aggregating 90,000 shares was granted under the 1996 Long Term Incentive Stock Plan to three key executives. The respective shares are issuable in designated increments contingent upon continued employment of the respective executive after 12 months, 24 months and 36 months. During Fiscal 2000 and Fiscal 1999, 27,500 and 13,000 shares, respectively, became vested and were issued under these grants. If each of the executives remains employed by the Company under the terms of the grant, 49,500 shares will be issuable during Fiscal 2001. Compensation expense of $98,000, $174,000 and $214,000 was recognized during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively, in connection with the restricted stock.

The Bombay Company, Inc. 1991 Director Stock Option Plan and Non-Employee Director Equity Plan ("Director Plans") provide for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company. At February 3, 2001, the option shares reserved for the Director Plans were 761,005. The option price is fixed at the market price on the date of the grant. The option grant, initial and annual, is currently the lesser of 5,000 shares or $75,000 in face value. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date. Shares available for additional grants were 481,696, 10,946 and 56,946 at February 3, 2001, January 29, 2000 and January 30, 1999, respectively.


The following table includes option information for the Employee Plans and Director Plan:


                                                                                                          Weighted
                                                                            Number       Option Price     Average
Stock Option Activity                                                     Of Shares       Per Share     Option Price
-----------------------------------                                      ------------    ------------   ------------
January 31, 1998 ......................................................     1,607,507    $3.01-25.75      $   7.23
    Options granted ...................................................     1,218,535      3.75-8.19          5.20
    Options exercised .................................................       (25,569)     3.01-4.75          3.48
    Options canceled ..................................................      (691,329)    3.88-15.88          6.33
                                                                          -----------
January 30, 1999 ......................................................     2,109,144     3.33-25.75          6.28
    Options granted ...................................................     1,151,610      3.81-8.00          4.73
    Options exercised .................................................       (44,316)     4.00-7.25          4.84
    Options canceled ..................................................      (359,053)    3.33-17.94          6.36
                                                                          -----------
January 29, 2000 ......................................................     2,857,385     3.60-25.75          5.67
    Options granted ...................................................     1,027,500      1.75-5.00          3.77
    Options canceled ..................................................      (207,644)    2.50-15.88          4.61
                                                                          -----------
February 3, 2001 ......................................................     3,677,241     1.75-25.75          5.20
                                                                          ===========
Exercisable at:
    January 30,1999 ...................................................       640,609     3.33-25.75          8.35
                                                                          ===========
    January 29, 2000 ..................................................       827,492     3.60-25.75          7.15
                                                                          ===========
    February 3, 2001 ..................................................     2,100,473     3.60-25.75          5.60
                                                                          ===========



The following table summarizes stock options outstanding at February 3, 2001:


                             Outstanding                                                 Exercisable
--------------------------------------------------------------------------     --------------------------------

                                           Weighted           Weighted                              Weighted
      Exercise                              Average           Average                               Average
       Price                               Remaining          Exercise                              Exercise
       Range               Shares            Life              Price              Shares             Price
---------------------    ------------    --------------    ---------------     -------------    ---------------
          $1.75-3.75         237,787              8.11             $ 3.12            77,362             $ 3.65
           3.81-3.94       1,344,951              8.56               3.88           558,927               3.87
           4.00-4.38         394,984              7.12               4.28           389,651               4.28
           4.50-4.94         367,341              6.48               4.75           285,994               4.74
           5.00-5.95         410,218              7.40               5.52           233,238               5.48
           6.00-6.44         405,400              8.49               6.42           151,887               6.42
           6.53-9.25         386,244              5.41               7.46           273,098               7.50
         10.00-25.75         130,316              2.93              15.21           130,316              15.21
                           ---------                                              ---------
                           3,677,241              7.50             $ 5.20         2,100,473             $ 5.60
                           =========                                              =========

The exercise of non - qualified stock options in Fiscal 1999 and Fiscal 1998 resulted in income tax benefits of $25,000 and $17,000, respectively, which were credited to additional paid - in capital. The income tax benefits are the tax effect of the difference between the market price on the date of exercise and the option price.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation ("FAS 123"). Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in Fiscal 1995 through Fiscal 2000 in accordance with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):



                                                 Year Ended
                                  --------------------------------------------
                                   February 3     January 29       January 30
                                      2001           2000             1999
                                  ------------    ------------    ------------
Net income, as reported ......    $      8,645    $      7,342    $      4,010
Net income, pro forma ........           7,521           5,876           2,868
Basic earnings per share,
    as reported ..............             .26             .20             .11
Diluted earnings per share,
     as reported .............             .26             .20             .11
Basic earnings per share,
     pro forma ...............             .23             .16             .08
Diluted earnings per share,
     pro forma ...............             .23             .16             .08


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:


                                              Year Ended
                                 ---------------------------------------
                                 February 3    January 29     January 30
                                    2001          2000           1999
                                 ----------    ----------     ----------
Expected volatility ........        59.8%          59.4%          55.5%
Expected life years ........           6              5              6
Expected dividends .........          --             --             --
Risk-free interest rate ....     5.2-6.8%       5.3-6.7%       5.0-6.1%

The weighted average fair value of options granted during Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $2.34, $2.64 and $2.92, respectively.

NOTE 7 - SHAREHOLDERS' RIGHTS PLAN

The Company has a shareholders' rights plan under which each share of Company common stock includes one Preferred Share Purchase Right ("Right") entitling the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50. The Rights, which have ten year terms expiring in 2005, are exercisable if a person or group acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle the holder to purchase, at the Right's exercise price, a number of shares of Company common stock having a market value of twice the Right's exercise price. If the Company is acquired in a merger or other business combination transaction after a person or group acquires 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of the acquiring company's common stock having a market value of twice the Right's exercise price. The Rights are redeemable at one cent per Right at any time before they become exercisable.

NOTE 8 - STOCK PURCHASE LOANS

On August 26, 1999, the Board of Directors adopted an executive stock purchase program as a vehicle to enable executive officers to increase their ownership in the Company by purchasing Company stock, further aligning the interests of the officers with those of the shareholders. Under the program, certain key executive officers may be given the opportunity to purchase shares of the Company's common stock at market prices from time to time over a specified period of time, and the Company will finance 100% of the purchase price of such stock. The unsecured, full recourse loans bear interest at Applicable Federal Rates and have due rates ranging from August 31, 2002 to May 31, 2003. At February 3, 2001 and January 29, 2000, $931,000 and $617,000, respectively, had been borrowed under these terms, and the notes receivable are reflected as a reduction in stockholders' equity. Of the total, $43,000 was used to purchase shares through open market transactions while the remainder was purchased from the Company's treasury at current market prices. The shares purchased from the Company are unregistered and, therefore, are restricted when received by participants. During Fiscal 2000, $60,000 in interest income was recognized related to the loans.

NOTE 9 - GEOGRAPHIC AREAS

The Company operates in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores in the United States and Canada. Operating profit by geographic area is total revenue less operating expenses. Area operating expenses exclude interest income, net of interest expense, and income taxes. Identifiable assets by area are those assets used in the area's operations, including intangibles.

The following table shows net sales, operating profit and other financial information by geographic area (in thousands):


                                                      Year Ended
                                    ------------------------------------------------
                                     February 3        January 29       January 30
                                        2001              2000             1999
                                    ------------      ------------      ------------
Net Sales:
    United States ............      $    373,463      $    349,632      $    318,657
    Canada ...................            48,051            41,249            38,058
                                    ------------      ------------      ------------
    Total ....................      $    421,514      $    390,881      $    356,715
                                    ============      ============      ============

Operating profit:
    United States ............      $      9,628      $      8,998      $      3,505
    Canada ...................             4,229             2,126             1,403
    Interest income, net .....               543             1,029             1,885
                                    ------------      ------------      ------------
      Income before
         income taxes ........      $     14,400      $     12,153      $      6,793
                                    ============      ============      ============

Identifiable assets:
    United States ............      $    188,152      $    186,325      $    180,741
    Canada ...................            18,499            15,547            12,778
                                    ------------      ------------      ------------
    Total ....................      $    206,651      $    201,872      $    193,519
                                    ============      ============      ============

Depreciation and amortization:
    United States ............      $     13,794      $     11,840      $      9,592
    Canada ...................               957               821               751
                                    ------------      ------------      ------------
    Total ....................      $     14,751      $     12,661      $     10,343
                                    ============      ============      ============

Capital expenditures:
    United States ............      $     15,610      $     16,307      $     19,699
    Canada ...................             1,111             1,704               777
                                    ------------      ------------      ------------
    Total ....................      $     16,721      $     18,011      $     20,476
                                    ============      ============      ============

                       UNAUDITED QUARTERLY FINANCIAL DATA

                    The Bombay Company, Inc. and Subsidiaries
                    (In thousands, except per share amounts)

Unaudited quarterly financial data for the quarters ended:


                                            February 3       October 28           July 29           April 29
                                              2001              2000               2000                2000
                                           ------------      ------------       ------------       ------------

Net sales ...........................      $    156,643      $     90,382       $     89,201       $     85,288
Gross profit ........................            56,516            25,880             23,947             23,479
Net income (loss) ...................            12,991            (1,637)            (1,034)            (1,675)

Basic earnings (loss) per share .....               .40              (.05)              (.03)              (.05)
Diluted earnings (loss) per share ...               .40              (.05)              (.03)              (.05)



                                            January 29       October 30          July 31              May 1
                                               2000             1999               1999                1999
                                           ------------      ------------       ------------      ------------

Net sales ...........................      $    139,577      $     85,256       $     90,762      $     75,286
Gross profit ........................            49,936            22,119             25,720            19,606
Net income (loss) ...................            11,718            (2,358)               413            (2,431)

Basic earnings (loss) per share .....               .33              (.06)               .01              (.07)
Diluted earnings (loss) per share ...               .32              (.06)               .01              (.07)

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2001.


  EXHIBIT
  NUMBER          DESCRIPTION
  ------          -----------
   3(a)       -   Restated Certificate of Incorporation dated January 1, 1993 and Certificate of Amendment of the Restated Certificate of
                  Incorporation dated March 31, 1993. (1)

   3(b)       -   Bylaws, as amended and restated effective May 21, 1997. (9)

     4        -   Preferred Stock Purchase Rights Plan. (2)

   10(a)      -   Form of Indemnification Agreement. (3)

   10(b)      -   The Bombay Company, Inc. Supplemental Stock Program.  (4)

   10(c)      -   The Bombay Company, Inc. 1993 Stock Deferral Plan for
                  Non-Employee Directors. (5)

   10(d)      -   Executive Long Term Disability Plan. (6)

   10(e)      -   The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan.
                  (7)

   10(f)      -   Form of Award Agreement under the 1996 Long-Term Incentive
                  Stock Plan. (9)

   10(g)      -   Executive Officers Incentive Compensation Plan. (8)

   10(h)      -   Employment Contract with Executive Officer. (9)

   10(i)      -   The Bombay Company, Inc. Amended and Restated 1991 Director
                  Stock Option Plan. (10)

   10(j)      -   Form of Agreement used to evidence stock option grants under
                  The Bombay Company, Inc. 1991 Director Stock Option Plan. (5)

   10(k)      -   Employment Contracts with Executive Officers. (11)

   10(l)      -   The Bombay Company, Inc. 2000 Non-Employee Director Equity
                  Plan. (11)

   10(m)      -   Form of Agreement used to evidence stock option grants under
                  The Bombay Company, Inc. 2000 Non-Employee Director Equity
                  Plan. (11)

    21        -   Subsidiaries of the Registrant. (11)

    22        -   Definitive Proxy Statement of the Company relating to Annual
                  Meeting of Shareholders (certain portions of such Proxy
                  Statement are incorporated herein by reference and are
                  identified by reference to caption in the text of this
                  report). (12)

    23        -   Consent of Independent Accountants.




                                   ----------

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

(11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 29, 2000. Such Exhibit is incorporated herein by reference.

(12)  Filed with the Commission on April 13, 2001.