Form 10-Q
period 2001-05-05
BOMBAY COMPANY INC
filed 2001-06-15
CIK 96287

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark one)
     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 5, 2001

                               OR

     [      ]                          TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________  to  ___________

                  Commission File Number 1-7288


                    THE BOMBAY COMPANY, INC.
     (Exact name of registrant as specified in its charter)

                      Delaware                  75-1475223
      (State or other jurisdiction of
       incorporation or organization)       (I.R.S. Employer
                                            Identification No.)

       550 Bailey Avenue, Fort Worth, Texas             76107
     (Address of principal executive offices)        (Zip Code)



                                   (817) 347-8200
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes      X     No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Class                    Number of shares outstanding at May 5, 2001
 Common stock, $1 par value           32,729,781

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                               Form 10-Q

                       Quarter Ended May 5, 2001



                           TABLE OF CONTENTS


                    PART I -- FINANCIAL INFORMATION
Item                                                           Page No.

1.Financial Statements                                         3-6

2.Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        7-8



                     PART II -- OTHER INFORMATION



6.Exhibits and Reports on Form 8-K                               9

  Signatures                                                    10


                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                     (In thousands, except per share amounts)
                                   (Unaudited)
                                              Three Months Ended
                                           May 5,         April 29,
                                           2001           2000
Net sales                                  $90,430        $85,288

Costs and expenses:
Cost of sales,
  buying and store occupancy costs          66,818          61,809
Selling, general and
  administrative expenses                   28,684          26,645
Interest income, net                       (54)           (397)

 Total costs and expenses                  95,448         88,057

Loss before income taxes                   (5,018)        (2,769)
Income tax benefit                         (1,982)        (1,094)


Net loss                                   ($3,036)       ($1,675)

Basic earnings per share                   ($0.09)        ($0.05)

Diluted earnings per share                 ($0.09)        ($0.05)

Average common shares outstanding and
dilutive potential common shares           32,715         34,878










The accompanying notes are an integral part of these consolidated financial statements.

                                   3

                       THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

(Dollars in thousands)
                                  May 5,       February 3,        April 29,
                                   2001          2001               2000
ASSETS                          (Unaudited)                     (Unaudited)
Current assets:
   Cash and cash equivalents      $6,522        $22,157            $26,982
   Inventories                   106,381        104,914             87,673
   Other current  assets          18,093         15,380             10,727
    Total current assets         130,996        142,451            125,382

Property and equipment, net       49,896         48,506             47,036
Goodwill, less amortization          450            457                478
Other assets                      14,755         15,237             15,616
    Total assets                $196,097       $206,651           $188,512

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to bank          $9,130             $0                 $0
   Accounts payable and
     accrued expenses             21,019         28,445             23,156
   Income taxes payable              504          5,969              4,229
   Accrued payroll and bonuses     2,510          5,649              2,512
   Gift certificates redeemable    4,565          4,765              3,893
     Total current liabilities    37,728         44,828             33,790

Accrued rent and
  other liabilities                6,726          7,096              7,055
Stockholders' equity:
   Preferred stock, $1 par value,
    1,000,000 shares authorized       --             --                 --
Common stock, $1 par value,
  50,000,000 shares authorized,
  38,149,646 shares issued        38,150         38,150              38,150
Additional paid-in capital        75,792         75,735              76,067
Retained earnings                 62,384         65,420              55,100
Accumulated other
  comprehensive loss              (1,505)        (1,267)             (1,244)
Common shares in treasury,
   at cost, 5,419,865;
   5,455,919 and 4,595,157
   shares, respectively          (22,173)       (22,320)            (19,712)
Stock purchase loans              (1,005)          (991)               (694)
   Total stockholders' equity    151,643        154,727             147,667

Total liabilities and
   stockholders' equity         $196,097       $206,651            $188,512

The accompanying notes are an integral part of these consolidated financial statements.
                                           4

                           THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows

                                    (Dollars in thousands)

                                           (Unaudited)
                                                Three Months Ended
                                             May 5,            April 29,
                                              2001               2000
Cash flows from operating activities:
   Net loss                                 ($3,036)           ($1,675)
   Adjustments to reconcile net loss
     to net cash from operations:
       Depreciation and amortization          3,905              3,439
       Deferred taxes and other                 (57)                (9)
Change in assets and liabilities:
   (Increase) decrease in inventories        (1,787)             2,605
   Increase in other current assets          (2,751)            (1,194)
   Decrease in current liabilities          (16,045)            (4,668)
   (Increase) decrease in noncurrent assets      35                (13)
   Decrease in noncurrent liabilities          (147)               (59)

   Net cash used by operations              (19,883)            (1,574)
Cash flows from investing activities:
   Purchases of property and equipment       (5,071)            (3,987)
   Sales of property and equipment              146                 68
   Net cash used by investing activities     (4,925)            (3,919)
Cash flows from financing activities:
   Net bank borrowings                        9,130                --
   Purchases of treasury stock                   --             (6,869)
   Sale of stock to employee benefit plans        7                 58

   Net cash used by financing activities      9,137             (6,811)

Effect of exchange rate change on cash          36                 112
Net decrease in cash and cash equivalents   (15,635)           (12,192)
Cash and cash equivalents at
  beginning of period                        22,157             39,174
Cash and cash equivalents at end of period   $6,522            $26,982

Supplemental disclosure of
  cash flow information:
     Interest paid                              $29                 $0
     Income taxes paid                        4,470                 24
     Non-cash financing activities:
         Issuance of restricted stock           215                136
         Loans issued to purchase Company stock --                  77

The accompanying notes are an integral part of these consolidated financial statements.
                                           5

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


(1) Accounting Principles

       In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 5, 2001 and April 29, 2000, and the results of operations and cash flows for the three months then ended. The results of operations for the three month periods ended May 5, 2001 and April 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Annual Report on Form 10-K.


(2)  Financing Arrangements

   Effective June 6, 2001, the Company entered into a new unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000. The facility replaced the Company's $30,000,000 committed and $15,000,000 uncommitted facilities which expired coincident with the closing of the new facility. At May 5, 2001, letters of credit totaling $12,271,000 and borrowings of $9,130,000 were outstanding under the previous facility.

   The new credit facility, which expires June 5, 2002, is for working capital and letter of credit purposes. Borrowings under the facility bear interest, at the Company's option, at either the lead bank's prime lending rate plus a margin of 0% to .5% or the LIBOR rate plus a margin of 1.0% to 2.0%, with the margin depending on the Company's leverage ratio. Under terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement prohibits the Company from making certain investments, advances or loans and limits the dollar amounts of capital expenditures, purchases of treasury shares, cash dividends and asset sales. In the event that the Company is in default of certain provisions of the agreement, the lenders would be permitted to file liens against the Company's inventory located in the United States and perfect the pledge of 65% of the stock of the Company's Canadian subsidiary, thereby securing the indebtedness.


(3)  Comprehensive Income/Loss

   Comprehensive loss for the three months ended May 5, 2001 and April 29, 2000 was $3,274,000 and $1,906,000, respectively. Accumulated other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other factors referenced in the Company's 2000 Annual Report on Form 10-K.

General
  The Bombay Company, Inc. is a specialty retailer that markets timeless and classic furniture, accessories and wall decor through 412 retail locations in 43 states in the United States and nine Canadian provinces. In addition, the Company markets through additional channels such as mail order and the internet at www.bombaycompany.com.

  The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to Company specification through a worldwide network of contract manufacturers. Because the majority of the Company's products are proprietary, the impact of inflation on operating results is typically not significant. The Company attempts to alleviate inflationary pressures by increasing selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.

Results of Operations
Quarters Ended May 5, 2001 and April 29, 2000

  Net sales were $90,430,000 for the quarter ended May 5, 2001 compared to $85,288,000 for the quarter ended April 29, 2000, an increase of 6%. Same store sales on a comparable thirteen week basis increased 2% over the prior year. On a regional basis, sales performance was within a fairly tight range with the West Coast having the strongest performance and the Northeast reflecting same store sales slightly lower than last year. Outlets continued to perform well, posting same store sales gains in the mid single digits. From a product mix standpoint, sales increases were primarily attributable to accessories and wall decor. These increases were partially offset by flat sales in furniture. The sales mix for the first quarter of Fiscal 2001 consisted of 47.5%
furniture,  35.4% accessories, and 17.1% wall decor.  During  the  same period of last year, the sales mix was 50.4% furniture, 32.8% accessories, and 16.8% wall decor. During the quarter ended May 5, 2001, the transaction count increased by approximately 1% over the first fiscal quarter of last year, while the average transaction increased from $94 to $99 during the applicable periods. The increase in the average transaction is reflective of an increase in the units purchased per transaction as well as an increase in the overall price points within the merchandise assortment.

  Cost of sales, including buying and occupancy costs, was $66,818,000 for the first fiscal quarter compared to $61,809,000 for the same period last year. As a percentage of sales, cost of sales increased to 73.9% for the quarter compared to 72.5% for the prior year period. Product margins declined by 100 points, reflecting higher promotional selling across the entire product assortment. The Company promoted more aggressively during the period and customer purchases were concentrated in sale merchandise and promotional items resulting in the overall lower margins. Buying and occupancy costs increased by $1.7 million, from 23.3% of sales to 23.7% in the current fiscal quarter. Increased costs are due, in part, to a 5% increase in square footage due to the opening of new stores and conversions over the past year.

  Selling, general and administrative expenses were $28,684,000 or 31.7% of sales for the quarter compared to $26,645,000 or 31.2% of sales for the comparable prior year period. Sales promotions expenses increased both in dollars and as a percentage of sales as a result of the timing of certain promotional activity. Payroll and payroll related costs remained flat as a percentage of sales, reflecting higher rates and cost associated with retail expansion. Amortization costs resulting from investments made in technology and higher insurance costs in the tightening insurance market also contributed to the increase as a percentage of sales.

Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are available to fund working capital needs. In addition, the bank credit lines, which were renewed effective June 6, 2001, are used for overseas merchandise purchases under letters of credit. Bank lines aggregate a commitment of up to $50 million under a revolving credit agreement expiring June 5, 2002. Letters of credit totaling $12,271,000 and borrowings of $9,130,000 were outstanding under the previous facility at May 5, 2001.

    The store expansion plan for the remainder of the fiscal year anticipates approximately 17 new stores, four new outlets and eleven conversions to the large format. Capital expenditures for the quarter included four new store openings, four new outlets and seven conversions as well as routine purchases of furniture, equipment and software. The total estimated capital expenditures for Fiscal 2001 are approximately $19 million.

  The Company has in place a stock repurchase program approved by the Board of Directors of up to $30 million. During the quarter ended May 5, 2001, no shares were acquired. From the inception of the program through May 5, 2001, $25.0 million has been spent to repurchase approximately 6.0 million shares. The Company does not currently have plans to purchase additional shares during Fiscal 2001.

  As of the end of the quarter, inventory levels were higher than planned. Management expects to reduce levels bringing them more in line with plans by the end of the second quarter. We anticipate that inventory levels will be slightly higher than prior year quarter end balances as the Company funds its growth initiatives. Management has intentionally chosen not to aggressively liquidate the inventory but rather to move through the product over a longer period of time without negatively impacting the gross margin.
  The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations, capital expenditures and stock repurchase programs.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                      PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended May 5, 2001. No exhibits have been filed as a part of this report.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE BOMBAY COMPANY, INC.
                                   (Registrant)



                                     /s/  Carmie Mehrlander
                                   Carmie Mehrlander
                                   Chairman of the Board, President
                                   and Chief Executive Officer





                                     /s/  Elaine D. Crowley
                                   Elaine D. Crowley
                                   Vice President, Chief Financial
                                   Officer and Treasurer


Date:                                   June 15, 2001