Form 10-Q
period 2001-08-04
BOMBAY COMPANY INC
filed 2001-09-19
CIK 96287

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
(Mark one)
     [ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended August 4, 2001

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
                  Yes     X             No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                  Number of shares outstanding at August 4, 2001
   Common stock, $1 par value                     32,786,667

                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                             Form 10-Q

                                    Quarter Ended August 4, 2001



                                         TABLE OF CONTENTS


                                 PART I -- FINANCIAL INFORMATION

Item                                                                Page No.

1.      Financial Statements                                           3-7

2.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-10



                                  PART II -- OTHER INFORMATION



4.      Submission of Matters to a Vote of Security Holders             11

6.      Exhibits and Reports on Form 8-K                                11

        Signatures                                                      12

                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                       (In thousands, except per share amounts)
                                      (Unaudited)


                                                   Three Months Ended           Six Months End

                                                 August 4,    July 29        August 4,       July 29,
                                                  2001         2000            2001            2000

Net revenue                                      $97,030      $89,594        $188,006        $175,319

Costs and expenses:
 Cost of sales, buying and store occupancy costs  72,850       65,665         140,339         127,955
 Selling, general and administrative expenses     28,551       25,951          57,110          52,552
 Interest (income) expense, net                       59         (313)              5            (710)

  Total costs and expenses                       101,460       91,303         197,454         178,967

Loss before income taxes                          (4,430)      (1,709)         (9,448)         (4,478)
Income tax benefit                                (1,750)        (675)         (3,732)         (1,769)


  Net loss                                       ($2,680)     ($1,034)        ($5,716)        ($2,709)

Basic earnings (loss) per share                   ($0.08)      ($0.03)         ($0.17)         ($0.08)

Diluted earnings (loss) per share                 ($0.08)      ($0.03)         ($0.17)         ($0.08)


Average common shares outstanding                 32,750        32,921          32,733          33,900

Average common shares outstanding and
 dilutive potential common shares                 32,750        32,291          32,733          33,900




The accompanying notes are an integral part of these consolidated financial statements.

                                                        3

                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                     (Dollars in thousands)

                                              August 4,      February 3,      July 29,
                                                2001           2001             2000
ASSETS                                       (Unaudited)                     (Unaudited)

Current assets:
  Cash and cash equivalents                     $6,272         $22,157         $16,759
  Inventories                                  115,408         104,914          96,542
  Other current  assets                         20,229          15,380          10,731
   Total current assets                        141,909         142,451         124,032

Property and equipment, net                     49,960          48,506          47,538
Goodwill, less amortization                        443             457             471
Other assets                                    14,489          15,237          15,754

   Total assets                               $206,801        $206,651        $187,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to bank                         $10,900        $    --          $    --
 Accounts payable and accrued expenses          33,109         28,445            27,212
 Income taxes payable                               --          5,969             3,405
 Accrued payroll and bonuses                     2,468          5,649             2,996
 Gift certificates redeemable                    4,629          4,765             3,867

   Total current liabilities                    51,106         44,828            37,480


Accrued rent and other liabilities               6,637          7,096             6,992

Stockholders' equity:

Preferred stock, $1 par value,
  1,000,000 shares authorized                       --            --                 --
Common stock, $1 par value, 50,000,000
  shares authorized, 38,149,646 shares issued   38,150         38,150             38,150
Additional paid-in capital                      75,665         75,735             75,917
Retained earnings                               59,704         65,420             54,066
Accumulated other comprehensive loss            (1,503)        (1,267)            (1,236)
Common shares in treasury, at cost, 5,419,865;
  5,455,919 and 4,595,157 shares, respectively (21,940)       (22,320)           (22,682)
Stock purchase loans                            (1,018)          (991)              (892)

  Total stockholders' equity                   149,058        154,727            143,323

Total liabilities and stockholders' equity    $206,801       $206,651           $187,795



The accompanying notes are an integral part of these consolidated financial statements.

                                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                             (Dollars in thousands)
                                                   (Unaudited)

                                                      August 4,       July 29,
                                                        2001            2000
Cash flows from operating activities:
 Net loss                                             ($5,716)        ($2,709)
 Adjustments to reconcile net loss
   to net cash from operations:
     Depreciation and amortization                      7,939           6,921
     Deferred taxes and other                             (64)              3

Change in assets and liabilities:
  Increase in inventories                             (10,848)         (6,260)
  Increase in other current assets                     (4,135)         (1,125)
  Decrease in current liabilities                      (5,224)         (1,047)
  Decrease in noncurrent assets                            31              57
  Decrease in noncurrent liabilities                     (224)           (123)

   Net cash used by operations                        (18,241)         (4,283)

Cash flows from investing activities:
  Purchases of property and equipment                  (8,971)         (8,300)
  Sales of property and equipment                         206             137

   Net cash used by investing activities               (8,765)         (8,163)

Cash flows from financing activities:
  Net proceeds from bank borrowings                    10,900              --
    Purchases of treasury stock                            --         (10,281)
    Sale of stock to employee benefit plans                89             184

  Net cash provided (used) by financing activities     10,989         (10,097)

Effect of exchange rate change on cash                    132             128

Net decrease in cash and cash equivalents             (15,885)        (22,415)

Cash and cash equivalents at beginning of period       22,157          39,174
Cash and cash equivalents at end of period             $6,272         $16,759


Supplemental disclosure of cash flow information:
 Interest paid                                            $92           $ --
 Income taxes paid                                      5,789            305
 Non-cash financing activities:
  Issuance of restricted stock                            215            136
  Loans issued to purchase Company stock                   --            243




The accompanying notes are an integral part of these consolidated financial statements.

                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements


(1)  Accounting Principles

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 4, 2001 and July 29, 2000, and the results of operations for the three and six months then ended, and cash flows for the six months then ended. Certain prior year amounts have been reclassified to conform to current year classification. The results of operations for the three and six month periods ended August 4, 2001 and July 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Annual Report on Form 10-K.


(2)  Financing Arrangements

  Effective June 6, 2001, the Company entered into a new unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000. The facility replaced the Company's $30,000,000 committed and $15,000,000 uncommitted facilities which expired coincident with the closing of the new facility. At August 4, 2001, letters of credit totaling $15,557,000 and borrowings of $10,900,000 were outstanding under the facility.

  The new credit facility, which expires June 5, 2002, is for working capital and letter of credit purposes. Borrowings under the facility bear interest, at the Company's option, at either the lead bank's prime lending rate plus a margin of 0% to .5% or the LIBOR rate plus a margin of 1.0% to 2.0%, with the margin depending on the Company's leverage ratio. Under terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement prohibits the Company from making certain investments, advances or loans and limits the dollar amountsof capital expenditures, purchases of treasury shares, cash dividends and asset sales.
In the event that the Company is in default of certain provisions of the agreement, the lenders would be permitted to file liens against the Company's inventory located in the United States and perfect the pledge of 65% of the stock of the Company's Canadian subsidiary, thereby securing the indebtedness.


(3)  Comprehensive Income/Loss

  Comprehensive loss for the three months ended August 4, 2001 and July 29, 2000 was $2,678,000 and $1,026,000, respectively. Comprehensive loss for the six months ended August 4, 2001 and July 29, 2000 was $5,952,000 and $2,932,000, respectively. Accumulated other comprehensive income consists of the cumulative effect of foreign currency translation adjustments.

                               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements (cont'd)

(4) Store Closing Liability

  The Company has established a liability for real estate costs associated with closing underperforming stores. Activity through the account during the first half of the year is as follows:

Balance as of Februrary 3, 2001           $715,000
Activity                                  (127,000)
Balance as of August 4, 2001              $588,000

(5)  New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142").FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002. However, the adoption of these standards is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

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


General

The Bombay Company, Inc. designs, sources and markets a unique line of home accessories, wall decor and furniture through 415 retail locations in 43 states in the United States and nine Canadian provinces, through specialty catalogs and the internet in the U.S. and internationally. Additionally, the Company has one licensed store operating in the Dominican Republic.

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


Results of Operations

Quarters Ended August 4, 2001 and July 29, 2000

Net revenue was $97,030,000 for the quarter ended August 4, 2001 compared to $89,594,000 for the quarter ended July 29, 2000, an increase of 8%. Same store sales on a comparable thirteen week basis increased 2% over the prior year.
On a regional basis, the West Coast and the South reported the strongest performances for the quarter. The Northeast, Midwest and Canada reported negative same store sales during the period. Outlet stores continued to perform well, posting strong single digit same store sales increases. From a product mix standpoint, sales increases were driven primarily by accessories. Furniture sales, while higher than last year, are lower than planned as customers are tending to resist big-ticket purchases in the current difficult retail market. The sales mix for the second quarter of Fiscal 2001 consisted of 49.2% furniture, 36.2% accessories, and 14.6% wall decor. During the same period of last year, the sales mix was 51.1% furniture, 34.1% accessories, and 14.8% wall decor. In spite of the growth in accessories, during the quarter ended August 4, 2001, the average transaction increased to $94 from $91 in the second fiscal quarter of last year, and the transaction count increased by approximately 4% during the applicable periods.

Cost of sales, including buying and occupancy costs, was $72,850,000 for the second fiscal quarter compared to $65,665,000 for the same period last year.
As a percentage of sales, cost of sales increased to 75.1% for the quarter compared to 73.3% for the prior year period. Product margins declined by 160 basis points as a result of customers' preference for promotionally priced merchandise and cost increases in the freight and distribution areas. Buying and occupancy costs increased by $1.8 million, from 22.5% of sales to 22.6% in the current fiscal quarter. Increased costs were primarily attributable to the increase in square footage as we opened and converted stores as well as increases in landlord billed common area maintenance expenses and utility costs, both of which grew at rates greater than the sales increase.

Selling, general and administrative expenses were $28,551,000 or 29.4% of sales for the quarter compared to $25,951,000 or 29.0% of sales for the comparable prior year period. Cost increases, both in amount and as a percentage of sales, were largely attributable to payroll and payroll related costs, reflecting higher rates and cost associated with retail expansion.
Amortization costs resulting from investments made in technology and higher insurance costs in the tightening insurance market also contributed to the increase as a percentage of sales.


Six Months Ended August 4, 2001 and July 29, 2000

  For the six months ended August 4, 2001, net revenue increased by 8% to $188,006,000 compared to $174,489,000 in the comparable prior year period.
Same store sales on a comparable thirteen week basis increased 2% over the prior year. Regional sales trends for the year-to-date are consistent with the second quarter with the West Coast and South reporting the strongest performances. The Northeast, Midwest and Canada showed negative same store sales during the period, while outlets continued strong performances with single digit same store sales gains. As the retail environment has become more difficult in 2001, the Company has experienced a shift in customer buying from higher ticket furniture items to more accessories and promotionally priced merchandise. The sales mix for the year-to-date through August 4, 2001, consisted of 48.4% furniture, 35.8% accessories and 15.8% wall decor. During the same period of last year, the sales mix was 50.8% furniture, 33.4% accessories and 15.8% wall decor. In spite of the growth in accessories, during the six months ended August 4, 2001, the average transaction increased to $97 compared to $92 last year, and the transaction count grew approximately 3% during the applicable periods.

  Cost of goods sold, including buying and occupancy costs, was $140,339,000 during the six months ended August 4, 2001 compared to $127,063,000 during the same period last year. As a percentage of sales, costs increased to 74.6% in the current year from 72.8% last year. Product margins declined by 130 basis points, reflecting the customers' preference for more promotionally priced merchandise. Buying and store occupancy costs increased $3.4 million and 30 basis points as a percentage of sales to 23.1% compared to 22.8% last year. Increased costs were primarily attributable to the increase in square footage as we opened and converted stores as well as increases in landlord billed common area maintenance expenses and utility costs, both of which grew at rates greater than the sales increase.

Selling, general and administrative costs were $57,110,000 for the six months ended August 4, 2001, an increase of $4.5 million over the previous year amount of $52,614,000. As a percentage of sales, costs were 30.4% compared to 30.2% in the comparable prior year period. Increases are primarily related to payroll and payroll related costs, reflecting higher rates and cost associated with retail expansion. Amortization costs resulting from investments made in technology and higher insurance costs in the tightening insurance market also contributed to the increase as a percentage of sales.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are available to fund working capital needs. In addition, the bank credit lines, which were renewed effective June 6, 2001, are used for overseas merchandise purchases under letters of credit. Bank lines aggregate a commitment of up to $50 million under a revolving credit agreement expiring June 5, 2002. Letters of credit totaling $15,557,000 and borrowings of $10,900,000 were outstanding under the facility at August 4, 2001.

 As part of the Company's stated strategy of increasing its retail square footage, the Company opened three large format stores and two outlet stores during the second quarter. Six regular stores were converted to the large format and two stores were closed during the period. As of the end of the second quarter, the Company had 309 large format stores, 76 regular stores and 30 outlets for a total of 415 stores compared to 408 stores as of the end of the second quarter of fiscal 2000. For the remainder of the year, the Company expects to open an additional 20 stores including six outlet stores and to convert 8 stores to the large format. Ten to twelve stores are expected to close before the end of the year.

The Company has in place a stock repurchase program approved by the Board of Directors of up to $30 million. During the six months ended August 4, 2001, no shares were acquired. From the inception of the program through August 4, 2001, $25.0 million has been spent to repurchase approximately
6.0 million shares. The Company does not currently have plans to purchase additional shares during Fiscal 2001.

As of the end of the quarter, inventory levels were higher than planned, in part due to earlier shipments of fall and Christmas product. The Company expects inventory levels to be in line with plans by the end of the fiscal year and slightly higher than in the prior year end as the Company continues to fund its growth initiatives. The Company has intentionally chosen not to aggressively liquidate the inventory but rather to sell through the product over a longer period of time and reduce planned inventory purchases during the second half of the year.

In addition, during the last three months, the Company has undertaken a number of steps to reduce costs, cutting over $3 million from budgeted expenses during the second half of the fiscal year.

The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations and capital expenditure programs.

                                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 17, 2001.

(b) Directors elected to hold office are listed in the attached Proxy Statement, which is incorporated herein by reference.
Directors elected: Barbara Bass, Julie L. Reinganum and Bruce R. Smith. Directors continuing: Glenn E. Hemmerle, James A. Marcum, Carmie Mehrlander
   and Nigel Travis.

                Election of Directors:
                Barbara Bass - For:  28,219,414    Withheld:  954,598
                Julie L. Reinganum - For:  28,215,088    Withheld:  958,924
                Bruce R. Smith - For:  28,019,522    Withheld:  1,154,490

(c) A shareholder proposal regarding the sale of the Company to the highest bidder.

                For - 3,756,024
                Against/Withheld - 14,027,315
                Abstain - 1,199,972
                Broker Non-votes - 10,784,214


Item 6.  Exhibits and Reports on Form 8-K

(a)     The Exhibits filed as a part of this report are listed below.

    Exhibit No.                          Description

        20 Notice of Annual Meeting of Shareholders and Proxy Statement, filed with the Commission on April 13, 2001. Such Exhibit is incorporated herein by reference.

(b) The Company filed a Form 8-K relating to its store growth plans on June 22, 2001.

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


Date:   September 18, 2001