Form 10-Q
period 2001-11-03
BOMBAY COMPANY INC
filed 2001-12-13
CIK 96287

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
(Mark one)
     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 3, 2001

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

                                                  75-1475223
Delaware
 (State or other jurisdiction of               (I.R.S. Employer
           incorporation or                        Identification
          organization)                              No.)

 550 Bailey Avenue, Fort Worth,                      76107
              Texas
 (Address of principal executive                  (Zip Code)
            offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                  Number of shares outstanding at
                                       November 3, 2001
  Common stock, $1 par                    32,810,711
         value

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                             Form 10-Q

                  Quarter Ended November 3, 2001



                         TABLE OF CONTENTS


                  PART I -- FINANCIAL INFORMATION
Item                                                           Page No.

1.Financial Statements                                         3-7

2.Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        8-10



                   PART II -- OTHER INFORMATION


6.Exhibits and Reports on Form 8-K                              11

  Signatures                                                    12


             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
             (In thousands, except per share amounts)
                              (Unaudited)


                                          Three Months Ended         Nine Months Ended
                                        November 3,  October 28,   November 3,  October 28,
                                           2001         2000         2001          2000
Net revenue                              $96,945      $90,855      $284,951     $266,174

Costs and expenses:
    Cost of sales, buying and store
      occupancy costs                     71,789       65,076       212,128      193,031
    Selling, general and administrative
      expenses                            28,312       28,286        85,422       80,838
    Interest (income) expense, net           324          199           329        (511)

       Total costs and expenses          100,425       93,561       297,879      273,358

Loss before income taxes                 (3,480)      (2,706)       (12,928)     (7,184)
Income tax benefit                       (1,247)      (1,069)        (4,979)     (2,838)

     Net loss                           ($2,233)     ($1,637)       ($7,949)    ($4,346)

Basic earnings per share                 ($0.07)      ($0.05)        ($0.24)     ($0.13)

Diluted earnings per share               ($0.07)      ($0.05)        ($0.24)     ($0.13)

Average common shares outstanding         32,799       32,631         32,755      33,477

Average common shares outstanding and
  dilutive potential common shares        32,799       32,631         32,755      33,477




  The accompanying notes are an integral part of these consolidated financial statements.

               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                         (Dollars in thousands)

                                               November 3,        February 3,      October 28,
                                                  2001               2001             2000
 ASSETS:                                      (Unaudited)                          (Unaudited)
  Current assets:
     Cash and cash equivalents                   $5,022            $22,157           $6,283
     Inventories                                129,881            104,914          119,242
     Other current assets                        22,412             15,380           13,662

       Total current assets                     157,315            142,451          139,187

 Property and equipment, net                     52,259             48,506           48,731
 Goodwill, less amortization                        437                457              464
 Other assets                                    13,843             15,237           15,540

        Total assets                           $223,854           $206,651         $203,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                       $28,000           $   --            $24,785
   Vendor payables and accrued expenses          35,033             28,445           24,519
   Income taxes payable                              --              5,969               --
   Accrued payroll and bonuses                    2,313              5,649            2,189
   Gift certificates redeemable                   4,651              4,765            4,005

     Total current liabilities                   69,997             44,828           55,498

Accrued rent and other liabilities                7,247              7,096            6,997

Stockholders' equity:
   Preferred stock, $1 par value,
       1,000,000 shares authorized                   --                 --               --
   Common stock, $1 par value, 50,000,000
      shares authorized, 38,149,646 shares
        issued                                   38,150              38,150           38,150
   Additional paid-in capital                    75,636              75,735           75,875
   Retained earnings                             57,471              65,420           52,429
   Accumulated other comprehensive income        (1,792)             (1,267)          (1,493)
   Common shares in treasury, at cost,
     5,338,935; 5,455,919 and 5,510,015
       shares, respectively                     (21,823)            (22,320)         (22,558)
   Stock purchase loans                          (1,032)               (991)            (976)

      Total stockholders' equity                146,610              154,727         141,427

Total liabilities and stockholders' equity     $223,854             $206,651        $203,922

The accompanying notes are an integral part of these consolidated financial statements.


                         THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                   (Dollars in thousands)
                                         (Unaudited)

                                                                   Nine Months Ended

                                                              November 3,    October 28,
                                                                 2001           2000
Cash flows from operating activities:
   Net loss                                                   ($7,949)        ($4,346)
   Adjustments to reconcile net loss to net cash
     from operations:
       Depreciation and amortization                           11,837          10,740
       Deferred taxes and other                                 (416)               4
   Change in assets and liabilities:
       Increase in inventories                               (26,065)         (29,382)
       Increase in other current assets                       (5,789)          (4,135)
       Decrease in current liabilities                        (4,077)          (7,694)
       Decrease in noncurrent assets                              31               53
       Decrease in noncurrent liabilities                       (254)             (95)

    Net cash used by operations                              (32,682)         (34,855)

Cash flows from investing activities:
       Purchases of property and equipment                   (13,535)         (13,220)
       Sales of property and equipment                           604              149

    Net cash used by investing activities                    (12,931)         (13,071)

Cash flows from financing activities:
       Net proceeds from bank borrowings                       28,000          24,785
       Purchases of treasury stock                                 --         (10,281)
       Sale of stock to employee benefit plans                    111             195

     Net cash provided by financing activities                 28,111          14,699

Effect of exchange rate change on cash                            367             336

Net decrease in cash and cash equivalents                     (17,135)        (32,891)

Cash and cash equivalents at beginning of period               22,157          39,174

Cash and cash equivalents at end of period                     $5,022          $6,283


Supplemental disclosure of cash flow information:
   Interest paid                                                 $368            $248
   Income taxes paid                                           $6,081          $4,333
   Non-cash financing activities:
     Issuance of restricted stock                                 215             153
     Loans issued to purchase Company stock                        --             314




 The accompanying notes are an integral part of these consolidated financial statements.


             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(1) Accounting Principles

       In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 3, 2001 and October 28, 2000, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. Certain prior year amounts have been reclassified to conform to current year classification. The results of operations for the three and nine month periods ended November 3, 2001 and October 28, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Annual Report on Form 10-K.


(2)  Financing Arrangements

  Effective June 6, 2001, the Company entered into a new unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000. The facility replaced the Company's $30,000,000 committed and $15,000,000 uncommitted facilities which expired coincident with the closing of the new facility. At November 3, 2001, letters of credit totaling $5,996,000 and borrowings of $28,000,000 were outstanding under the facility.

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


 (3)  Comprehensive Income/Loss

  Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

   Comprehensive loss for the three months ended November 3, 2001 and October 28, 2000 was $2,522,000 and $1,894,000, respectively.
Comprehensive loss for the nine months ended November 3, 2001 and October 28, 2000 was $8,474,000 and $4,826,000, respectively.
Other comprehensive income or loss consists of the cumulative effect of foreign currency translation adjustments.
                                 6

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(4)   Store Closing Liability

   The Company has established a liability for real estate costs associated with closing underperforming stores. Activity through the account through the third fiscal quarter of this year is as follows:

    Balance as of February 3, 2001     $715,000
    Activity                           (373,000)

    Balance as of November 3, 2001     $342,000


(5)   New Accounting Standards

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of February 3, 2002. However, the adoption of these standards is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

  In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets ("FAS 144"), which establishes accounting and reporting standards for impairment and disposition of long-lived assets, excluding goodwill. The Company is required to adopt FAS 144 on a prospective basis as of February 3, 2002. The impact, if any, of the adoption of FAS 144 has not been determined at this time.

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the impact on consumer spending generally, and on the Company, in particular, in light of the events of September 11, 2001; downward pressure in retail due to continuing economic pessimism; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; and other risks and uncertainties contained in the Company's 2000 Annual Report on Form 10-K and other SEC filings as they occur.

General

  The Bombay Company, Inc. designs, sources and markets a unique line of home accessories, wall decor and furniture through 427 retail locations in 43 states in the United States and nine Canadian provinces, through specialty catalogs and the internet in the U.S. and internationally. As of November 3, 2001, the Company has one licensed international store operating in the Dominican Republic.

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

Results of Operations

Quarters Ended November 3, 2001 and October 28, 2000

   Net revenue was $96,945,000 for the quarter ended November 3, 2001 compared to $90,855,000 for the quarter ended October 28, 2000, an increase of 7%. Overall, sales from stores increased approximately 4% as a result of new store growth and converting regular stores to the large format. The remainder of the growth came from the internet, international and Bailey Street operations.

Same store sales on a comparable thirteen week basis decreased 3% from the prior year. While the Company had same store sales increases in August and early September, the terrorism attacks on September 11 negatively impacted both sales and margins during the remainder of the quarter. On a geographical basis, all regions reported same store sales declines during the third quarter with the Northeast being the hardest hit. Outlet stores, however, reported low single-digit same store sales increases, driven by outlet-only special purchases. For the quarter, furniture, accessories and wall decor sales represented 47%, 39% and 14% of the business, respectively, compared to last year's third quarter product mix of 50% furniture, 34% accessories and 16% wall decor. Consistent with the shift to accessories, the average transaction decreased from $96 in the third quarter of Fiscal 2000 to $92 in the current period, while the number of transactions increased almost 10%.

    Cost of sales, including buying and occupancy costs, was $71,789,000 for the third fiscal quarter compared to $65,076,000 for the same period last year. As a percentage of revenue, cost of sales increased to 74.1% for the quarter compared to 71.6% for the prior year period. Gross margins continued to be under pressure this quarter, declining 250 basis points. Product margins declined 240 basis points as a result of customers buying promotionally priced merchandise and, to a lesser extent, cost increases in freight and distribution. Buying and occupancy costs increased to 23.1% of revenue from 23.0% reflecting negative leverage from the decline in same store sales.

  Selling, general and administrative expenses were $28,312,000 or 29.2% of revenue for the quarter compared to $28,286,000 or 31.1% of revenue for the comparable period of the prior year. Tight controls over expenditures allowed the Company to manage selling, general and administrative expenses to prior year levels, while leveraging them on a higher revenue base.

  For the quarter ended November 3, 2001, net interest expense was $324,000 compared to $199,000 in the third quarter of Fiscal 2000. This change is due to overall lower levels of cash and greater utilization of seasonal borrowings in the current year, attributable largely to the use of funds for capital expenditures and higher inventory levels.

Nine Months Ended November 3, 2001 and October 28, 2000

   Net revenue was $284,951,000 for the nine months ended November 3, 2001 compared to $266,174,000 for the same period last year, an increase of 7%. Sales from stores represented 6% of the growth, with the remainder coming from the internet, international and Bailey Street operations. Same store sales on a comparable thirty-nine week basis were flat compared to the prior year to date period. On a regional basis, the Northeast and Canada reported negative same store sales while the rest of the U.S. experienced low single-digit same store sales increases. For the nine months ended November 3, 2001, furniture, accessories and wall decor represented 48%, 37% and 15% of the business, respectively. This compares to the nine months ended October 28, 2000 with 50% furniture, 34% accessories and 16% wall decor. In spite of the shift toward more accessory sales, the average transaction during these year-to-date periods increased from $94 to $96, while the number of transactions increased by approximately 5%.

  Cost of sales, including buying and occupancy costs, was $212,128,000 for the nine months ended November 3, 2001 compared to $193,031,000 for the comparable period last year. As a percentage of revenue, cost of sales increased to 74.4% for the year to date period compared to 72.5% in the prior year. Product margins declined 170 basis points as a result of customers buying promotionally priced merchandise. Buying and occupancy costs increased $5 million to 23.1% of revenue from 22.9% last year.

  Selling, general and administrative expenses were $85,422,000 or 30.0% of revenues for the nine months compared to $80,838,000 or 30.4% of revenues for the prior year comparable period. Although these expenses were $4.6 million higher than last year, tight controls enabled the Company to leverage them on a higher revenue base.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. Bank borrowings are available to fund working capital needs. In addition, the bank credit lines, which were renewed effective June 6, 2001, are used for overseas merchandise purchases under letters of credit. Bank lines aggregate a commitment of up to $50 million under a revolving credit agreement expiring June 5, 2002. Letters of credit totaling $5,996,000 and borrowings of $28,000,000 were outstanding under the facility at November 3, 2001. Management currently expects that the amount of outstanding borrowings will be repaid during the fourth fiscal quarter as a result of anticipated higher sales and the liquidation of seasonal inventory buildup during the Christmas season.

  The Company did not incur any direct losses or expenses in connection with the terrorism events of September 11. However, sales and margins were negatively impacted as a result of consumer caution and the general decline in economic circumstances. The Company remains cautious on its outlook for the fourth fiscal quarter.

  As of November 3, 2001, inventory levels are more in line with plan than they were at the end of the second quarter primarily as a result of reduced merchandise purchases during the period. The Company expects inventory levels at year end to be lower than the prior fiscal year end.

  As part of the Company's stated strategy of increasing its retail square footage, the Company opened 11 large format stores and four outlets during the third quarter. Two regular stores were converted to the large format and three stores were closed during the period. As of the end of the third quarter, the Company had 321 large format stores, 72 regular stores and 34 outlets for a total of 427 stores compared to 413 stores as of the end of the third quarter of Fiscal 2000. During the fourth fiscal quarter the Company expects to open two additional stores and two outlets, and to convert three regular stores to the large format. Approximately seven stores are expected to close before the end of the year.

  The Company has in place a stock repurchase program approved by the Board of Directors of up to $30 million. During the nine months ended November 3, 2001, no shares were acquired. From the inception of the program through November 3, 2001, $25.0 million has been spent to repurchase approximately 6.0 million shares. The Company does not currently plan to make any significant purchases of additional shares during the remainder of Fiscal 2001.

  The Company believes that its current cash position, cash flows from operations and credit lines will be sufficient to fund its current operations and capital expenditure programs.

             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  No reports on Form 8-K have been filed during the quarter ended
November 3, 2001. No exhibits have been filed as a part of this report.

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


Date:  December 13, 2001