Form 10-K
period 2002-02-02
BOMBAY COMPANY INC
filed 2002-04-19
CIK 96287

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended February 2, 2002

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

          550 Bailey Avenue
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on April 1, 2002 was approximately $71,012,438.

Shares  outstanding  at  April  1,  2002:   Common  Stock,  $1  Par  Value:
33,082,542

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 16, 2002 (as expressly incorporated by reference in Part III).

                                 Form 10-K
                                  PART I
ITEM 1. Business.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") design, source and market a unique line of home accessories, wall decor and furniture through a network of retail locations throughout the United States and Canada, through specialty catalogs, over the internet and internationally through licensing arrangements.

Bombay's unique position in the market place is a result of its core competencies in design and sourcing. Approximately 80% of its product is sourced from over 20 foreign countries. Over 95% of the product has been designed or styled to Bombay's specifications.

To capitalize on its strengths in design and sourcing, the Company is developing other business opportunities in addition to its core retail
operations. Bailey  Street  Trading  Company,  the  Company's   wholesale
operations, was introduced  in  Fiscal  2000  and  reached   sales   of
approximately $2 million in Fiscal 2001. Bailey Street is proving to be a viable, low-risk growth vehicle for the Company, with sales projected at $5 million for Fiscal 2002.

International expansion has progressed with licensed international stores currently operating in the Dominican Republic, Puerto Rico and Kuwait. There are commitments with the Company's current international licensees to open three additional stores in Fiscal 2002 including one each in the Dominican Republic, Saudi Arabia and Turkey. The Company plans to continue expansion abroad through licensing and distribution agreements in markets identified as appropriate for the Bombay brand.

In the third quarter of Fiscal 2001, the Company launched Bombay KIDS, its new line of children's furniture, textiles and accessory collections, with initial offerings exclusively through separate catalog and internet channels. During Fiscal 2002, Bombay KIDS will be tested in several retail stores with the first opening in Dallas, TX in March.

To date, the operations and financial results of the wholesale operations, international licenses and Bombay KIDS have been immaterial to the Company as a whole. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations.

 (b) Financial Information About Segments

The Company operates primarily in one business segment consisting of the retail sale of decorative home furnishings, furniture and related items.


(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates a chain of stores, located primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations. As of February 2, 2002, there were 365 Bombay stores in 41 states in the
United States  and  54  stores in nine Canadian  provinces.   Bombay  also
markets its products through its mail order operations in the United States
and Canada and through   e-commerce   over   the    internet    at
www.bombaycompany.com.

The Company offers a diverse selection of products consisting of approximately 5,000 SKUs (stock keeping units) of which over 95% of the product has been designed or styled to Bombay's specifications. Bombay's proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. While furniture has always been a significant part of the business and will continue to play an important role in the merchandise assortment, more focus has recently and will continue to be given to the smaller "take with" items such as wood and decorative accessories, crystal, florals, candles and a wide assortment of gift items.

The Company regularly updates its merchandise assortment by introducing new products and discontinuing others as they approach the end of their life cycles. Approximately 2,600 new SKUs were introduced in both Fiscal 2001 and Fiscal 2000. Typically, new product introductions are concentrated during the Company's spring, fall and Christmas marketing periods. The principal categories of merchandise include the following:

Furniture - This category includes both wood and metal ready-to-assemble furniture focusing on the bedroom, living room, dining room and home office as well as occasional pieces. Furniture represented 43%, 45% and 45% of total sales in Fiscal 2001, 2000 and 1999, respectively. Bombay's furniture is manufactured by contract manufacturers located principally in China, Taiwan, Malaysia, Mexico, the Philippines, Indonesia, India and the United States.

Accessories - This is the broadest category and represented 43%, 41% and 40% of total sales in Fiscal 2001, 2000 and 1999, respectively. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, baskets, candles and scents, crystal, ceramics, frames and desktop, textiles, floral and holiday. The items are imported from over 15 countries in Asia, North America and Europe.

Wall Decor - This category includes prints, mirrors and wall accessories which represented 14%, 14% and 15% of total sales in Fiscal 2001, 2000 and 1999, respectively. This merchandise is sourced primarily from the United States, various countries in Asia, Canada and Italy.

Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Approximately 80% of production needs are provided from foreign countries. Branch offices located in Taiwan, Malaysia, Indonesia, China and Vietnam and agents in various countries locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

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

Usually it takes several months from the time a merchandise order is placed with a manufacturer until the goods are received at centralized distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or a reordered product, lead times can vary from as little as two months to as much as twelve months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors especially in months when manufacturers are producing at or near peak capacity to meet seasonal demands. As a result, Bombay strives to maintain an adequate inventory position in its distribution centers to ensure a sufficient supply of products to its customers.

Store inventories are replenished from regional distribution centers located in Fort Worth, Texas; Atlanta, Georgia; Gilbertsville, Pennsylvania; Mira Loma, California and Mississaugua, Ontario. The distribution centers are strategically located and provide the capability to replenish the majority of store inventories within 48 hours of when the order is processed. The Company uses dedicated trucks and less-than-truckload carriers to transport its product from its distribution centers to the stores.

Channels of Distribution

Stores and Real Estate

The Company locates its stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfy its demographic and financial return criteria. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting.

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

During Fiscal 2000, the Company, working closely with Thompson Associates, the largest, independent full-service retail-consulting firm in the United States specializing in store location and market research, developed a comprehensive real estate strategy. Based upon the analysis, the Company believes that it has the opportunity to increase its total square footage through both an increase in store counts and through larger stores. The strategy incorporates an off-mall opportunity that will complement the current real estate portfolio. Currently 83% of the stores are mall based, down from approximately 90% last year, reflecting the Company's current real estate strategy. The Company has opened stores in, and will continue to seek alternative locations including street and upscale, open air lifestyle centers. The Company will seek out the most potentially profitable locations for the opening of new stores regardless of the venue.

The Company is currently targeting store sizes in the 4,000 to 5,000 square foot range. In addition to building new stores, the Company will continue to selectively convert its existing regular stores which average approximately 1,800 square feet to the larger format. As of February 2, 2002, there were 59 regular stores left in the chain.

During Fiscal 2001, 2000 and 1999, the Company opened 32 new stores, 10 new stores and 19 new stores, respectively. An additional 18 stores were converted to the larger format in Fiscal 2001, 20 in Fiscal 2000 and 11 in Fiscal 1999. The store expansion plan includes approximately 25 new store openings and four to six conversions in Fiscal 2002.

During Fiscal 2001, 2000 and 1999, the Company's store openings included twelve, four and eight outlet stores, respectively, which were typically located in traditional outlet malls. At February 2, 2002, the store chain included a total of 36 outlet stores. The Company views the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further capitalize on its strength in designing and sourcing proprietary product. Of the estimated 25 stores planned for Fiscal 2002, Bombay expects to open approximately seven outlet locations.

The Company's average cost of leasehold improvements, furniture, fixtures and machinery for stores (excluding outlets) opened or converted in Fiscal 2001, net of landlord allowances, was approximately $220,000 per store or $55 per square foot. In addition, other investments which consist primarily of inventory in the store location, averaged approximately $115,000 per large format store. The average cost of leasehold improvements, furniture, fixtures and machinery for outlet stores opened in Fiscal 2001, net of landlord allowances, was approximately $95,000 per store while the inventory investment averaged approximately $80,000 per store. Bombay stores typically achieve store level operating profitability during their first year of operations.

As of February 2, 2002, 365 stores were operating in 41 states in the United States and 54 stores were operating in nine provinces in Canada as illustrated in the map below.

{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlines, labeled with the appropriate number of Bombay stores located in each, as follows:

UNITED STATES:
        AL - 6                    LA - 7                   OH - 14
        AR - 1                    MA - 10                  OK - 4
        AZ - 6                    MD - 11                  OR - 3
        CA - 49                   MI - 8                   PA - 15
        CO - 6                    MN - 5                   RI - 1
        CT - 7                    MO - 5                   SC - 5
        DE - 2                    MS - 2                   TN - 11
        FL - 35                   NC - 11                  TX - 29
        GA - 17                   NE - 1                   UT - 4
        ID - 1                    NH - 3                   VA - 14
        IL - 14                   NJ - 17                  WA - 4
        IN - 5                    NM - 1                   WI - 2
        KS - 4                    NV - 3                   WV - 1
        KY - 3                    NY - 18

CANADA:
        AB - 3                    NB - 1                   ON - 27
        BC - 8                    NF - 1                   PQ - 9
        MB - 1                    NS - 3                   SK - 1 }

Internet

The Company has maintained a conservative posture on its investment in the internet. The current site utilizes IBM's net.commerce software running on an AS400 platform and is designed to be scaleable in order to respond to the growing e-commerce demand. Typically, the Company offers up to 1,200 SKUs for sale on its website each season. Business to consumer revenues over the internet were approximately $4.5 million in Fiscal 2001 and are expected to grow to approximately $8 million in Fiscal 2002. The Company is also developing supporting websites to support its international growth and wholesale distribution business.

Wholesale

During Fiscal 2000, the Company created a new wholesale division, Bailey Street Trading Company. The brand is separate from Bombay and allows the Company to capitalize on its strengths in product design and sourcing. The initial product offerings are focused on furniture but may be expanded to include wall decor and accessories in the future. Bailey Street Trading Company distributes its merchandise to specialty gift stores, furniture stores, department stores, customer-direct merchants and mass merchandisers through a network of independent regional sales representatives. To date, the operations and financial results of Bailey Street Trading Company have been immaterial to the Company as a whole.

International

International expansion has progressed with licensed international stores currently operating in the Dominican Republic, Puerto Rico and Kuwait. There are commitments with the Company's current international partners to open three additional stores in Fiscal 2002 including one each in the Dominican Republic, Saudi Arabia and Turkey. The Company plans to continue expansion abroad through licensing and distribution agreements with local partners in markets identified as appropriate for the Bombay brand, limiting the Company's risk and capital requirements.

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


(d) Financial Information About Geographic Areas

The Company operates in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores in the United States and Canada. The Company's wholesale operations have been immaterial to the operations and financial results of the Company to date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):


                                 Year Ended
                    February 2   February 3   January 29
                      2002           2001        2000

 Net revenues:
  United States      $388,789    $375,275     $351,225
  Canada               48,668      48,184       41,353
  Total              $437,457    $423,459     $392,578

 Long-lived assets:
  United States      $ 51,367    $ 53,448     $ 51,992
  Canada                4,226       4,006        4,010
  Total              $ 55,593    $ 57,454     $ 56,002


ITEM 2.  Properties.

The Company owns its United States headquarters office complex of which it occupies approximately 85,000 square feet. The Company leases stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:

                          Square Feet

    Description         Owned     Leased
Stores:
  Outlet                 --       151,000
  Regular                --       107,000
  Large format           --     1,244,000
Distribution
 centers:
  Mira Loma, CA          --       156,000
  McDonnaugh,GA          --       254,000
  Gilbertsville,PA       --       200,000
  Fort Worth, TX         --       250,000
  Mississauga,ON CAN     --       114,000
Offices and storage:
  Mississauga,ON,CAN     --         9,000
  Regional sites         --         2,000
  Fort Worth, TX      121,000      35,000
                      121,000   2,522,000




Leases generally have 10 year terms, expiring between 2002 and 2013. The store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 totaled $47,366,000, $45,137,000 and $42,991,000, respectively.

The minimum rental commitments for future fiscal years are as follows (in thousands):


Fiscal
2002            $44,422
2003             39,535
2004             28,819
2005             21,400
2006             19,406
Thereafter       63,196
               $216,778


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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

                                  PART II

ITEM  5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

   (a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices, quoted by fiscal quarter, follow:


Year ended                        Year ended
February 2, 2002  High   Low      February 3, 2001    High    Low

First quarter    $3.29  $2.26     First quarter      $4.44   $2.63
Second quarter    3.65   2.50     Second quarter      4.13    2.56
Third quarter     3.13   2.01     Third quarter       3.06    2.25
Fourth quarter    2.88   2.10     Fourth quarter      3.06    1.50



   (b) The approximate number of record holders of common stock on March 31, 2002 was 2,000.

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

                                                   Year Ended

Financial Data:                February 2 February 3  January 29 January 30 January 31
                                   2002       2001       2000       1999       1998

 Net revenues                   $437,457   $423,459   $392,578   $358,565    $333,645
 Net revenues increase
 (decrease)                           3%         8%         9%         7%        (1)%
 Same store sales increase
 (decrease)                         (2)%         5%         5%         6%          -%
 Net income*                    $  3,724   $  8,645   $  7,342   $  4,010    $  4,450
 Basic and diluted earnings
 per share                            .11        .26        .20        .11         .12
 Total assets*                    206,889    206,651    201,872    193,519     195,462
 Stockholders' equity*            158,707    154,727    156,248    156,143     158,238
 Return on average assets            1.8%       4.2%       3.7%       2.1%        2.3%
 Return on average equity            2.4%       5.6%       4.7%       2.6%        2.9%

Operating Data:
 Average sales per store           $1,012     $1,012       $926       $863        $788
 open for full fiscal year*
 Average sales per square foot       $288       $306       $288       $278        $263
 Number of stores:
   Beginning of year                  408        415        412        415         427
   Opened                              32         10         19         15           2
   Closed                              21         17         16         18          14
   End of year                        419        408        415        412         415
 Store composition:
   Outlet                              36         24         20         13           8
   Regular                             59         93        125        148         179
   Large format                       324        291        270        251         228
 Retail square footage:*
   Outet                              151         92         72         50          30
   Regular                            107        163        216        253         303
   Large format                     1,244      1,116      1,049        989         910
   Total                            1,502      1,371      1,337      1,292       1,243



The Company has paid no cash dividends during the periods presented.

* In thousands.


Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

General

The Bombay Company, Inc. ("Company" or "Bombay") designs, sources and markets a unique line of home accessories, wall decor and furniture through 419 retail stores in 42 states in the United States and nine Canadian provinces, through specialty catalogs and over the Internet in the U.S. and internationally. Merchandise is manufactured to Company specification through a network of contract manufacturers located principally in Asia and North America.

In addition to its primary retail operations, the Company has several other initiatives underway. Bailey Street Trading Company ("Bailey Street") represents the Company's wholesale operations, begun in Fiscal 2000.
Bailey Street reached the $2 million sales mark in Fiscal 2001 and is proving to be a viable, low-risk growth vehicle for the Company. Sales are projected at $5 million for 2002 and modest, positive earnings per share contributions are expected as early as the current year.

International expansion has progressed with licensed international stores currently operating in the Dominican Republic, Puerto Rico and Kuwait. There are commitments with the Company's current international partners to open three additional stores in Fiscal 2002 including one each in the Dominican Republic, Saudi Arabia and Turkey. The Company plans to continue expansion of the Bombay brand abroad through licensing and distribution agreements with local partners in various markets, limiting the Company's risk by initially entering smaller, opportunistic markets with growth potential.

Finally, in the third quarter of Fiscal 2001, the Company launched Bombay KIDS ("KIDS"), its new line of children's furniture, textile and accessory collections, with initial offerings exclusively through separate catalog and Internet channels. During Fiscal 2002, KIDS will be tested in several retail stores.

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

The Company has a retail (52-53 week) fiscal year which ends on the Saturday nearest January 31. Fiscal 2001 and Fiscal 1999 represent 52 week periods while Fiscal 2000 included 53 weeks.

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

Net Revenues

Net revenues consist of sales to retail customers and wholesale sales through Bailey Street and to our international licensees as well as shipping fees. Shipping fees reflect revenue from customers for delivery of merchandise. Wholesale sales are immaterial for all periods, representing less than 1% of total revenue and as such are not separately reported.



(In millions)

               Fiscal 2001    Fiscal 2000    Fiscal 1999

Sales               $434.7         $421.5         $390.9
Shipping               2.8            2.0            1.7
   Total            $437.5         $423.5         $392.6



Fiscal 2001

Net revenues increased $14.0 million, or 3%, to $437.5 million, compared to $423.5 million in Fiscal 2000 primarily due to new store openings. During the year, the Company opened 32 new stores, including 12 outlets, and 18 regular stores were converted to the large store format. These increases were partially offset by the closure of 21 stores. Same store sales (stores in existence for one year or more) declined 2% for the year. The lack of a 53rd week during Fiscal 2001 adversely impacted sales comparisons by approximately 2%. At the end of Fiscal 2001, the Company had 324 large stores, 59 regular stores and 36 outlets resulting in a 10% increase in retail square footage.

Our customer's resistance to big-ticket purchases during the year resulted in a shift in the overall product mix. Furniture sales were 43% of the total during Fiscal 2001 compared to 45% in Fiscal 2000. Accessories represented 43% in the current year compared to 41% last year, while wall decor (principally prints, mirrors and sconces) accounted for 14% in both years. Total transactions for the year increased 2% while the average ticket remained constant at $79. The growth in the accessories business resulted in an increase in the average number of items per transaction year over year, offsetting the impact of shifts in the product mix.

All regions of the U.S. and Canada reported low single-digit same store sales declines for the year. Outlet stores continued to perform well during Fiscal 2001, reporting low single-digit same store sales gains.

Fiscal 2000

Net revenues increased $30.9 million, or 8%, to $423.5 million, compared to $392.6 million in Fiscal 1999. Sales increases were attributable to a 5% increase in same store sales. A 53rd week in the Fiscal 2000 calendar added less than 2% to the total sales increase. Sales increases were also realized with the opening of 10 new stores during the year and the conversion of another 20 regular stores to the larger store format. These increases were partially offset by the closure of 17 stores which were either under-performing or at the end of their lease lives. On a net basis, the number of stores went from 415 at the end of Fiscal 1999 to 408 at the end of Fiscal 2000, including 291 large stores, 93 regular stores and 24 outlet stores, while total retail square footage increased approximately 2.5%.

Sales growth was fairly consistent across all categories with the product mix remaining virtually unchanged. Sales in Fiscal 2000 consisted of 45% furniture, 41% accessories and 14% wall decor. In Fiscal 1999 the product mix was 45% furniture, 40% accessories and 15% wall decor. The number of transactions increased by 9% and the average ticket remained virtually unchanged at $79.

Same store sales gains were strongest in the Company's Canadian subsidiary, with other strong performances in the western and northeastern portions of the U.S. All regions reported positive or flat same store sales. Outlets also performed well, driven by the continued infusion of outlet only merchandise.

Cost of Sales, Buying and Store Occupancy Costs

(In millions)

                         Fiscal 2001     Fiscal 2000     Fiscal 1999

Cost of sales, buying
  and occupancy costs        $309.6           $291.7         $273.5
Shipping                        3.9              2.3            2.0
  Total                      $313.5           $294.0         $275.5



Fiscal 2001

Cost of sales, including buying and store occupancy costs, for Fiscal 2001 was $313.5 million or 71.7% of revenues.
As a percentage of revenues, these costs increased from 69.4% of revenues in Fiscal 2000. Product margins declined 130 basis points as a result of the more promotionally driven retail environment. Same stores sales declines which contributed to a lower sales per square foot resulted in negative leverage of the buying and occupancy costs. These costs were 20.4% of revenues, an increase of 90 basis points compared to the prior year. Buying and occupancy costs included an impairment charge of $715,000 to write down the fixed assets related to eleven unprofitable stores.

Fiscal 2000

Cost of sales, including buying and store occupancy costs, for Fiscal 2000 was $294.0 million or 69.4% of revenues. As a percentage of revenues, these costs decreased from 70.2% of revenues in Fiscal 1999. Product margins improved 20 basis points from the prior year due to an improved product mix and good in-stock positions of key merchandise, more than offsetting higher distribution center and domestic freight costs. Buying and occupancy costs declined 60 basis points to 19.5% of revenues while increasing $3.4 million. The higher dollar costs were primarily driven by investments in new stores and technology. The improvement in buying and occupancy costs as a percentage of revenues is due to the relatively fixed nature of these costs measured against a higher revenue base.


Selling, General and Administrative Expenses

Fiscal 2001

Selling, general and administrative expenses were $117.6 million compared to $115.6 million in Fiscal 2000. Although the dollars increased $2.0 million or 1.8%, as a percentage of revenues, selling, general and administrative costs declined from 27.3% in Fiscal 2000 to 26.9% in Fiscal 2001. The 40 basis point decline is the result of strong controls over expenses throughout the year.

Fiscal 2000

Selling, general and administrative expenses were $115.6 million, an increase of $9.6 million or 9%, compared to $106.0 million in Fiscal 1999. The largest component of the dollar increase was higher payroll and related costs. However, as a percentage of revenues these costs remained relatively constant. The Company's investments in infrastructure and technology also contributed to higher selling, general and administrative expenses with increased depreciation, amortization and related costs. As a percentage of revenues, selling, general and administrative expenses increased from 27.0% in Fiscal 1999 to 27.3% in Fiscal 2000.

Interest

Fiscal 2001

The Company had interest income of $248,000 and interest expense of $566,000, compared to interest income of $967,000 and interest expense of $424,000 in Fiscal 2000. Changes in interest amounts resulted from lower average cash balances and greater utilization of credit facilities due to the Company's lower operating profits, higher average inventory levels and capital expenditures.

Fiscal 2000

The Company had interest income of $967,000 and interest expense of $424,000, compared to interest income of $1.1 million and interest expense of $59,000 in Fiscal 1999. The changes in these amounts are due to lower average cash balances and greater utilization of seasonal borrowings to support the Company's investments in store expansion, infrastructure and technology, the stock repurchase program and higher inventory levels.

Income Taxes

The Company provided income taxes of $2.3 million, $5.8 million and $4.8 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The effective rates were 38.6%, 40.0% and 39.6% in the respective periods. Fluctuations in the effective rate are primarily related to foreign taxes which change in accordance with earnings in the Canadian subsidiary and in state tax expenses which have not changed proportionately to income before income taxes.


Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and a line of credit with banks.
The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50.0 million for working capital and letter of credit purposes. The bank commitment is limited to 45% of eligible inventory. At February 2, 2002, the bank commitment was $40.2 million, and $32.5 million was available for borrowings or additional letters of credit. The credit facility expires June 5, 2002. The Company expects to be able to renew or replace its current facility under similar or more favorable terms upon expiration.

Fiscal 2001

At February 2, 2002, cash and short-term investments were $38.4 million, $16.3 million higher than at February 3, 2001. The primary sources of cash were net income, including non-cash depreciation and amortization expense, and decreases in inventory levels. These sources were partially offset by capital expenditures for store construction and routine equipment purchases.

At February 2, 2002, inventory levels were $15.1 million lower than at the previous year end reflecting the Company's conservative balance sheet management during the second half of the year in light of economic uncertainties and the events of September 11th. The lower inventory levels resulted in less clearance product as of the end of the year and are expected to contribute to improved gross margins and inventory turns for Fiscal 2002. Capital expenditures totaled $14.1 million and included the costs of 32 new stores and the conversion of 18 regular stores to the larger format, as well as continued investments in software and equipment. The capital expenditures program for Fiscal 2002 is planned at approximately $12 million and includes approximately 25 store openings, including 7 outlets and 6 KIDS stores. Additionally, approximately 4 to 6 stores are expected to be converted to the larger format. Generally, a new or converted store is profitable in its first full year of operations.

The Company's development of its wholesale business and international opportunities are expected to have modest capital requirements during Fiscal 2002. The Company anticipates funding the growth of these initiatives through working capital.

In connection with continuing operations, the Company has various contractual obligations and commercial commitments requiring payment in future periods, summarized in the table below.

The Company did not incur any direct losses or significant expenses in connection with the events of September 11, 2001. However, as a result of those events and the surrounding economic uncertainties, the Company took a conservative approach to managing its balance sheet. Inventory levels were more tightly managed and less new product was introduced during January and February 2002, which may have adversely impacted sales. After the first quarter of Fiscal 2002, inventory receipts are expected to return to more normalized levels and the Company expects the negative trend in same store sales to reverse.

The Company believes that its current cash position, cash flows from operations and credit line facilities will be sufficient to fund its current operations and capital expenditures program.



     (In thousands)

                                               Payments Due by Period

                                             Less than    1-3     4-5    After 5
                                    Total     1 Year     Years   Years    Years

Contractual Obligations

   Real estate operating leases    $216,778    $44,422  $89,754  $37,718  $44,884
   Unconditional purchase orders     61,822     61,822        -        -        -
   Equipment operating leases         2,070        632    1,438        -        -
   Employment contracts               1,581      1,581        -        -        -
   Other contractual obligations      1,135        912      223        -        -
    Total contractual cash
      obligations                  $283,386   $109,369  $91,415  $37,718  $44,884

Commercial Commitments
   Import letters of credit          $6,520     $6,520   $    -   $    -   $    -
   Standby letters of credit          1,206      1,206        -        -        -
   Guarantees of travel cards            88         88        -        -        -
     Total commercial commitments    $7,814     $7,814   $    -   $    -   $    -



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

At February 3, 2001, inventory levels were $14.3 million higher than at January 29, 2000, an increase of 16% compared to an 8% growth in sales. Several factors contributed to this increase. Spring product arrived earlier than in the previous year in order to ensure a good in-stock position for the introduction of the catalog in early March.

Additionally, the timing of Chinese New Year shifted from February to January resulting in more of this season's inventory requirement being shipped just prior to the Company's fiscal year end. Finally, the inventory mix changed with a larger investment in bedroom furniture and a refined furniture assortment, which resulted in higher average price per unit. Capital expenditures totaled $16.7 million and included the costs of 10 new stores and the conversion of 20 regular stores to the larger format, as well as routine purchases of machinery and equipment.

During Fiscal 2000, the Company spent $10.3 million under its stock repurchase program to acquire approximately 3.0 million shares of the Company's common stock.


Critical Accounting Policies

In the course of preparing the financial statements, management makes certain judgments relative to accounting policies that are appropriate in the circumstances and the application of those policies. The following policies are those deemed to be most critical.

Inventory Valuation Policy

Inventories are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method. Cost is calculated based upon the actual landed cost of an item at the time it is received in the warehouse based upon actual vendor invoices or estimates of costs for which an invoice is not present or for which an allocation of shared costs is required.
In addition, the Company includes the cost of warehousing and transporting product to the stores in its costs.

The Company regularly evaluates its compliance with the lower of cost or market principle. Items are evaluated by SKU (stock keeping unit) and to the extent that the cost of the item exceeds the current selling price, provision is made to reduce the carrying cost of the item. Additionally, the Company reviews the aging of its inventory by SKU. The carrying cost of the item is reduced based upon certain age criteria and product category. Since the determination of carrying value of inventory involves both estimation and judgment of cost and market value, differences in these estimates could result in valuations that vary from the recorded asset.

Each month, the Company records an allowance for shrinkage to provide for the cost of lost or stolen inventory. The amount of the allowance is determined based upon the historical shrinkage results and is adjusted at least annually to reflect current circumstances. Inventory is physically counted at all locations at least once each year, at which time actual results are reflected in the financial statements. Physical counts were taken at all stores and the distribution centers during January 2002.

Impairment of Long-Lived Assets

Long-lived assets are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under -performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the future undiscounted cash flows are less than the carrying value of the assets, a charge is recorded to write down the cost of the assets. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

During Fiscal 2002, the Company will adopt the provisions of Statement of Accounting Standards No.144, Accounting for Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 modifies previous guidance on the impairment of long-lived assets. Among other provisions, it permits the use of a probability-weighted estimation approach in evaluating future cash flows for a group of assets. The impact of the adoption of FAS 144 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Deferred Taxes

The Company currently has recorded $9.7 million of deferred tax assets representing the difference between the timing of deductions taken for financial statement purposes and for tax purposes. Underlying the assumption that the benefit of those assets will be recoverable in some future period is the concept that the Company will have future taxable income. If future conditions indicate that the benefit of the deferred tax assets will not be fully realized, a valuation allowance will be recorded to reduce the assets to their estimated realizable value.

Insurance

The Company is self-insured with respect to medical and dental insurance coverage offered to its eligible employees, up to a maximum of $125,000 per claim. Above that amount, medical insurance coverage is in place. In connection with the self-insured portion, the Company maintains a liability for claims that are in the process of being paid and those that have been incurred but not yet reported to the Company's insurance carrier. The amount of the liability is estimated based upon historical claims experience and upon information provided by the Company's independent benefits broker regarding other similar insurance programs. At February 2, 2002, the balance of the medical and dental liability was $1.4 million.

Beginning in Fiscal 2001, the Company also maintains workers' compensation insurance coverage with a deductible of $100,000 per claim. At February 2, 2002, the Company has a liability of $644,000 representing the estimated amount that will have to be paid in future periods related to the settlement of claims under the insurance policy. The amount of the liability reflects expected remaining workers' compensation claims based upon historical claims experience and other information obtained by the Company, including projections made by the underwriters of the Company's insurance carrier. As these claims are paid, the liability will be reduced. Furthermore, the liability will be adjusted if circumstances change or if information becomes available that would indicate that the future payments would be different than what was previously estimated. Prior to Fiscal 2001, the Company's workers' compensation insurance was not subject to a deductible.

Since the amounts recorded for insurance liabilities are based upon various estimates, actual future requirements could vary from the recorded liabilities.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As of February 2, 2002, the Company had no market risk sensitive instruments.


ITEM 8.  Financial Statements and Supplementary Data.

The  index  to the consolidated financial statements is found on  page  20.
The   Company's  consolidated  financial  statements  and  notes   to   the
consolidated financial statements follow the index.


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

                                  PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

     (1)  Financial Statements:

        Report of Independent Accountants
        Consolidated Statements of Income for the years ended  February  2,
           2002, February 3, 2001 and January 29, 2000
        Consolidated  Balance Sheets at February 2, 2002  and  February  3,
           2001
        Consolidated Statements of Cash Flows for the years ended  February
           2, 2002, February 3, 2001 and January 29, 2000
        Consolidated  Statements  of Stockholders'  Equity  for  the  years ended February 2, 2002, February 3, 2001, and January 29, 2000 Notes to Consolidated Financial Statements

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

(b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended February 2, 2002.

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE BOMBAY COMPANY, INC.
                                    (Registrant)



Date:  April 17, 2002
                                     /s/ CARMIE MEHRLANDER
                                    Carmie Mehrlander
                                    Chairman of the Board, President
                                    and Chief Executive Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                  Position               Date


                        Director
    Barbara Bass


     /s/ JOHN H.        Director                April 15, 2002
      COSTELLO
  John H. Costello


    /s/ GLENN E.        Director                April 16, 2002
      HEMMERLE
  Glenn E. Hemmerle


    /s/ JAMES A.        Director                April 15, 2002
       MARCUM
   James A. Marcum


     /s/ CARMIE         President, Chief        April 17, 2002
     MEHRLANDER         Executive Officer
  Carmie Mehrlander     and Director


                        Director
 Julie L. Reinganum


                        Director
   Bruce R. Smith


  /s/ NIGEL TRAVIS      Director                April 17, 2002
    Nigel Travis


    /s/ ELAINE D.       Sr. Vice President,     April 17, 2002
       CROWLEY          Chief Financial
  Elaine D. Crowley     Officer and Treasurer

           Index to Financial Statements and Supplementary Data



                                                             Page No.

   Report of Independent Accountants                             21
   Consolidated Statements of Income for the Years Ended
     February 2, 2002,February 3, 2001 and January 29, 2000      22
   Consolidated  Balance Sheets at February 2, 2002 and
     February 3, 2001                                            23
   Consolidated Statements of Cash Flows for the Years Ended
     February 2, 2002,February 3, 2001 and January 29, 2000      24
   Consolidated  Statements of Stockholders' Equity for the
     Years Ended February 2, 2002, February 3, 2001
       and January 29, 2000                                      25
   Notes to Consolidated Financial Statements                    26-34
   Unaudited Quarterly Financial Data                            35

                     Report of Independent Accountants

To the Board of Directors and Stockholders of The Bombay Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 20 present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PRICEWATERHOUSECOOPERS LLP
March 12, 2002
Fort Worth, Texas


                     Consolidated Statements of Income
                 The Bombay Company, Inc. and Subsidiaries
                 (In thousands, except per share amounts)

                                                       Year Ended

                                         February 2     February 3   January29
                                            2002          2001         2000

Net revenues                              $437,457       $423,459    $392,578

Costs and expenses:
   Cost of sales, buying and store
      occupancy costs                      313,484        294,043     275,496
   Selling, general and administrative
      expenses                             117,589        115,559     105,958
   Interest expense (income), net              318          (543)     (1,029)
                                           431,391        409,059     380,425

Income before income taxes                   6,066         14,400      12,153
Provision for income taxes                   2,342          5,755       4,811
   Net income                               $3,724         $8,645      $7,342

Basic earnings per share                      $.11           $.26        $.20
Diluted earnings per share                    $.11           $.26        $.20

Average common shares outstanding           32,967         33,262      36,408

Average common shares outstanding and
   dilutive potential common shares         32,992         33,292      36,672



The accompanying notes are an integral part of these consolidated financial statements.



                        Consolidated Balance Sheets
                 The Bombay Company, Inc. and Subsidiaries
                       (In thousands, except shares)

                                                           February 2      February 3
                                                              2002            2001
Assets
Current assets:
   Cash and cash equivalents (short-term investments
     of $31,437 and $15,244,respectively)                     $38,415        $22,157
   Inventories, at lower of cost or market                     89,798        104,914
   Other current assets                                        16,893         15,380
      Total current assets                                    145,106        142,451

Property and equipment, at cost:
   Land                                                           892            990
   Building                                                     5,198          5,198
   Leasehold improvements                                      80,291         76,991
   Furniture and equipment                                     30,622         28,844
                                                              117,003        112,023
     Accumulated depreciation                                 (68,290)       (63,517)
     Net property and equipment                                48,713         48,506
Deferred taxes and other assets                                12,640         15,237

Goodwill, less amortization of $604 and $577,
  respectively                                                    430            457
     Total assets                                            $206,889       $206,651

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable and accrued expenses                   $27,281        $28,445
      Income taxes payable                                      3,220          5,969
      Accrued payroll and bonuses                               5,015          5,649
      Gift certificates redeemable                              5,724          4,765
        Total current liabilities                              41,240         44,828

Accrued rent and other liabilities                              6,942          7,096

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000
         shares authorized                                          -              -
     Common stock, $1 par value, 50,000,000 shares
       authorized,38,149,646 shares issued                     38,150         38,150
     Additional paid-in capital                                75,267         75,735
     Retained earnings                                         69,144         65,420
     Accumulated other comprehensive income (loss)             (1,776)        (1,267)
     Common shares in treasury, at cost, 5,112,696
       and 5,455,919 shares, respectively                     (20,861)       (22,320)
     Stock purchase loans and accrued interest                   (950)          (991)
     Deferred compensation                                       (267)             -
       Total stockholders' equity                             158,707        154,727

     Commitments and contingencies (Note 5)
       Total liabilities and stockholders' equity            $206,889       $206,651


The accompanying notes are an integral part of these consolidated financial statements.




                   Consolidated Statements of Cash Flows
                 The Bombay Company, Inc. and Subsidiaries
                              (In thousands)
                                                                  Year  Ended

                                                     February 2    February 3    January 29
                                                        2002          2001         2000
Cash flows from operating activities:
  Net income                                           $3,724        $8,645        $7,342
  Adjustments to reconcile net income
       to net cash from operations:
    Depreciation                                        13,000        11,748        10,706
    Amortization                                         3,472         3,003         1,955
    Restricted stock compensation                          298            98           174
    Deferred taxes and other                              (707)          248          (491)
  Change in assets and liabilities:
        (Increase) decrease in inventories              14,090       (14,692)      (15,615)
        (Increase) decrease in other current assets       (807)       (2,113)           38
        Increase in accounts payable and
          accrued expenses                                  50           256         3,081
        Increase (decrease) in income taxes payable     (2,700)          764         3,477
        Increase (decrease) in accrued payroll and
          bonuses                                         (607)        1,137         1,291
        (Increase) decrease in noncurrent assets            74            62           (84)
        Increase in noncurrent liabilities                (563)            9           462

        Net cash provided by operations                 29,324         9,165        12,336

Cash flows from investing activities:
   Purchases of property, equipment and other          (14,127)      (16,721)      (18,011)
   Proceeds from sale of property and equipment            614           375           249

   Net cash used by investing activities               (13,513)      (16,346)      (17,762)

Cash flows from financing activities:
    Purchases of treasury stock                           (103)      (10,303)       (8,527)
    Sale of stock to employee benefit plans                193           291           269
    (Issuance) collection of stock purchase loans           86             -           (43)
    Exercise of stock options                                -             -           290

      Net cash provided (used) by financing
        activities                                         176       (10,012)       (8,011)

Effect of exchange rate change on cash                     271           176          (198)

Net increase (decrease) in cash and cash
   equivalents                                          16,258       (17,017)      (13,635)
Cash and cash equivalents at beginning of year          22,157        39,174        52,809

Cash and cash equivalents at end of year               $38,415       $22,157       $39,174


Supplemental disclosures of cash flow information:
   Interest paid                                          $566          $424           $48
   Income taxes paid                                     5,687         4,254         1,490
   Non-cash financing activities:
      Distributions of director fees                        75             6           189
      Issuance of restricted stock                         826           154            73
      Loans issued to purchase Company stock                 -           314           574

The accompanying notes are an integral part of these consolidated financial statements.


              Consolidated Statements of Stockholders' Equity
                 The Bombay Company, Inc. and Subsidiaries
                              (In thousands)


                                                                                                       Accumulated
                       Common Stock    Treasury Stock    Additional   Stock                              Other          Annual
                                                            Paid-In    Purchase  Deferred   Retained   Comprehensive   Comprehensive
                     Shares   Amount   Shares     Amount    Capital     Loans      Comp.    Earnings    Income (Loss)     Income

   1999             38,150   $38,150   (1,171)   $ (5,983)  $76,044      $  -      $  -     $ 49,433       $(1,501)
Purchases of
  treasury shares        -         -   (1,777)     (8,527)        -         -         -            -            -
Shares contributed
  or sold to
   employee benefit
    plans                -         -       80         405       (43)      (93)        -            -            -
Exercise of stock
  options                -         -       66         336       (22)        -         -            -            -
Distributions of
 deferred director
   fees                  -         -       31         153        36         -         -            -            -
Restricted stock
  distributions          -         -       13          65         8         -         -            -            -
Shares sold to
  officers with
   stock purchase        -         -       81         422        59       (481)       -            -            -
Loans to officers
  for purchases
   of Company stock      -         -        -           -         -        (43)       -            -            -
Net income               -         -        -           -         -          -        -        7,342            -         $7,342
Foreign currency
  translation                                                                       488
    adjustments          -         -        -           -         -          -        -            -          488            488

Total, January 29,
  2000              38,150    38,150    (2,677)   (13,129)  76,082       (617)        -       56,775       (1,013)        $7,830
Purchases of
  treasury shares        -         -    (3,040)   (10,303)       -          -         -            -            -
Shares contributed
  or sold to
   employee
    benefit plans        -         -       130        541     (250)         -         -            -            -
Director fee
 distributions           -         -         2          7       (1)         -         -            -            -
Restricted stock
 distributions           -         -        28        130       24          -         -            -            -
Shares sold to
 officers with
  stock purchase
   loans                 -         -       101        434      (120)      (314)       -            -            -
Interest charged on
 stock purchase
  loans                  -         -         -          -         -        (60)       -            -            -
Net income               -         -         -          -         -          -        -        8,645            -         $8,645
Foreign currency
 translation
   adjustments           -         -         -          -         -          -        -            -         (254)          (254)

Total, February 3,
 2001               38,150     38,150    (5,456)  (22,320)   75,735       (991)       -        65,420       (1,267)       $8,391
Purchases of
 treasury shares         -         -        (39)     (103)       -           -        -            -             -
Shares contributed
 or sold to
  employee benefit
   plans                 -         -        102       418      (225)         -        -            -             -
Director fee
  distributions          -         -         30       123       (48)         -        -            -             -
Restricted stock
  distributions          -         -        250     1,021      (195)         -     (552)           -             -
Deferred
 compensation
  expense                -         -          -         -         -          -      285            -             -
Collections of
  stock purchase
    loans                -         -          -         -         -          86       -            -             -
Interest (charges)
  collections on
    stock purchase
      loans, net         -         -          -         -         -         (45)      -            -             -
Net income               -         -          -         -         -           -       -        3,724             -        $3,724
Foreign currency
 translation
   adjustments           -         -          -         -         -           -       -            -          (509)         (509)
Total, February 2,
  2002              $38,150  $38,150      (5,113) $(20,861)  $75,267     $(950)   $(267)     $69,144       $(1,776)       $3,215

The accompanying notes are an integral part of these consolidated financial statements.


                Notes to Consolidated Financial Statements


Note 1 - Statement of Accounting Policies
______________________________________________________________

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. The Company has a retail (52 - 53 week) fiscal year which ends on the Saturday nearest January 31. The periods ended February 2, 2002 ("Fiscal 2001") and January 29, 2000 ("Fiscal 1999") represent 52 weeks. The period ended February 3, 2001 ("Fiscal 2000") represents 53 weeks. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company's Canadian operations is the Canadian dollar. Fiscal year end exchange rates are used to translate assets and liabilities to U.S. dollars. Monthly average exchange rates are used to translate income and expenses. The cumulative effect of foreign currency translation adjustments is reported in accumulated other comprehensive income (loss) within stockholders' equity.

Cash and Cash Equivalents

Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents for the purposes of the financial statements. Short - term investments are recorded at the lower of cost or fair market value.

Inventories

Inventories are primarily finished merchandise and are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method.

Property and Equipment

Property and equipment are depreciated over the estimated useful lives of the assets using the straight - line method over the lives shown:

     Building                  Forty years
     Furniture and equipmen    Two to ten years
     Leasehold improvements    The lesser of the life of the lease or asset

Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the statements of income.

Capitalized Software Costs

The Company capitalizes certain external and internal costs associated with computer software and significant enhancements to software features of existing products, after technological feasibility has been established. The costs are amortized utilizing the straight-line method over the estimated economic lives of the software, which range from three to seven years. Total costs capitalized were $18,703,000 and $17,287,000 at February 2, 2002 and February 3, 2001, respectively. Accumulated amortization related to these assets was $12,517,000 and $9,103,000 in Fiscal 2001 and Fiscal 2000, respectively.

Goodwill

Goodwill recorded in association with acquisitions accounted for using the purchase method is amortized using the straight - line method over the estimated useful life of 40 years.

Effective February 3, 2002, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles ("FAS 142"). FAS 142 establishes accounting and reporting standards for the valuation and impairment of goodwill and other intangible assets. The adoption of FAS 142 is not expected to have a material impact on the Company's consolidated financial position or results of operations. With the adoption of FAS 142, the Company will cease amortization of goodwill.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill, are reviewed whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized if the expected future undiscounted net cash flows are less than the net book value of the assets. The amount of the impairment loss is measured as the difference between carrying value and the estimated fair value of the assets.

Effective February 3, 2002, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 modifies previous guidance on the impairment of long-lived assets. Among other provisions, it permits the use of a probability-weighted cash flow estimation approach in assessing the expected future undiscounted net cash flows for a group of assets. The impact of the adoption of FAS 144 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Revenue Recognition

Revenue is recognized when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are net of returns and exclude sales tax.

The Company includes in revenues amounts collected from customers for shipping and handling orders. In Fiscal 2001, Fiscal 2000 and Fiscal 1999, these revenues totaled $2,779,000, $1,945,000 and $1,697,000, respectively. The associated shipping and handling expenses are included in cost of sales.

Gift Certificates

Proceeds from the sale of gift cards and certificates are recorded as a liability at the time they are received. When the holder of the card or certificate redeems it for merchandise, the liability is relieved and revenue is recognized.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place. During Fiscal 2001, Fiscal 2000 and Fiscal 1999 advertising expense was $14,597,000, $14,701,000 and $14,645,000, respectively.

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

Earnings per Share

Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

The computations for basic and diluted earnings from continuing operations per share are as follows (in thousands, except per share amounts):


                                                              Year Ended
                                            February 2       February 3       January 29
                                               2002             2001             2000
Numerator:
  Net income                                   $3,724           $8,645           $7,342
Denominator for basic earnings per share:
Average common shares outstanding              32,967           33,262           36,408
Denominator for diluted earnings
  earnings per share:
 Average common shares outstanding             32,967           33,262           36,408
 Stock options                                      1                -              217
 Restricted stock                                   -               11               23
 Deferred director compensation                    24               19               24
                                               32,992           33,292           36,672
Basic earnings per share                         $.11             $.26             $.20
Diluted earnings per share                       $.11             $.26             $.20




Note 2 - Store Impairments and Closing Liability

Long-lived assets are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Following the holiday selling season, the Company reviewed its real estate portfolio focusing on stores for which store profitability was negative. Of the 419 Company owned stores open as of February 2, 2002, eleven stores were identified for which the expected undiscounted future cash flows were less than the net book value of the fixed assets related to those stores. As a result of the review, the Company has recorded a charge to buying and occupancy costs of $715,000 to write down the assets to fair value.

The Company has established a liability for obligations associated with closing under-performing stores. At February 2, 2002 and February 3, 2001, the liability was $342,000 and $715,000, respectively. Costs of $373,000 and $222,000 were charged against the liability in Fiscal 2001 and Fiscal 2000, respectively.


Note 3 - Income Taxes
_______________________________________________________________

The components of the provision for domestic and foreign income taxes are shown below (in thousands):

                                                   Year Ended

                                   February 2       February 3     January 29
                                      2002             2001           2000
Income  before income taxes:
  Domestic                            $5,447          $12,503         $12,049
  Foreign                                619            1,897             104
                                      $6,066          $14,400         $12,153
Provision (benefit)for income
   taxes:
  Current:
    Federal                           $2,290           $3,950          $4,895
    Foreign                              339              919             (20)
    State and local                      147              527             387
                                       2,776            5,256           5,402
Deferred (prepaid):
    Federal                            (423)              389            (692)
    Foreign                              29                44             149
    State and local                     (40)               66             (48)
                                       (434)              499            (591)

Total  provision for income taxes    $2,342            $5,755          $4,811


The effective tax rate differs from the federal statutory tax rate for the following reasons:

                                                                 Year Ended

                                                  February 2      February 3     January 29
                                                      2002           2001           2000
Federal statutory tax rate                             34.0%           35.0%          35.0%
Increase in effective tax rate due to:
     Foreign income taxes                               2.6              2.1            .8
     State and local taxes,
       net of federal income tax benefit                1.1              2.2           3.0
     Other, net                                          .9               .7            .8
       Effective tax rate                              38.6%            40.0%         39.6%



Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                               February 2     February 3
                                                  2002           2001
Deferred tax liabilities                        ($1,279)       ($1,661)
Deferred tax assets:
  Accrued rent                                    2,617          2,900
  Depreciation                                    2,391          2,661
  Inventory valuation                             2,014          1,727
  Other                                           2,639          2,321
                                                  9,661          9,609
  Net deferred tax assets                        $8,382         $7,948
Deferred tax assets, net of liabilities:
  Current                                        $2,192         $1,202
  Non-Current                                     6,190          6,746
  Total                                          $8,382         $7,948


Note 4 - Debt
______________________________________________________________

The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000. The credit facility is available for working capital and letter of credit purposes. Borrowings under the facility bear interest, at the Company's option, at either the lead bank's prime lending rate plus a margin of 0% to .5% or the LIBOR rate plus a margin of 1.0% to 2.0%, with the margin depending on the Company's leverage ratio. Under terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement prohibits the Company from making certain investments, advances or loans and limits the dollar amounts of capital expenditures, purchases of treasury shares, cash dividends and asset sales. In the event that the Company is in default of certain provisions of the agreement, the lenders would be permitted to file liens against the Company's inventory located in the United States and perfect the pledge of 65% of the stock of the Company's Canadian subsidiary, thereby securing the indebtedness. The agreement expires June 5, 2002 and is expected to be renewed under similar terms.

The bank commitment is limited to 45% of eligible inventory. At February 2, 2002, the bank commitment was $40,210,000. Letters of credit totaling
$7,726,000 were outstanding under the facility, and $32,484,000 was available for borrowings or additional letters of credit. Interest expense and negotiated fees for Fiscal 2001, Fiscal 2000 and Fiscal 1999 totaled $884,000, $610,000 and $257,000, respectively.

Note 5 - Commitments and Contingencies
_____________________________________________________________

Store, distribution and field office facilities and equipment are leased under operating leases expiring through 2013. The store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 totaled $47,366,000, $45,137,000 and $42,991,000, respectively.

The minimum rental commitments for future fiscal years are as follows (in thousands):


        Fiscal
        2002          $45,054
        2003           40,225
        2004           29,508
        2005           21,459
        2006           19,406
        Thereafter     63,196
                     $218,848

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Note 6 - Employee Benefit Plans
_____________________________________________________________

The Bombay Company, Inc. Employee 401(k) Savings and Stock Ownership Plan ("401(k) Plan") is open to substantially all employees who have been employed for one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 15% of earnings with the Company matching 100% of the initial 3% contribution, and 50% of the next 2% contributed by the participant. Participant contributions and Company match are paid to a corporate trustee and invested in various funds or Company stock, as directed by the participant. Company matching contributions made to participants' accounts are fully vested immediately. Similar benefit plans are in effect for eligible foreign employees.

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

Total Company contributions to these plans for Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $644,000, $738,000 and $480,000, respectively.

Note 7 - Common Stock and Stock Options
_______________________________________________________________

The Company's Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of the Company' stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, 39,000, 3,039,550, and 1,777,416 shares, respectively, were acquired at an aggregate cost of $103,000, $10,303,000 and $8,527,000, respectively. Treasury shares are used for various employee and director stock plans as the need arises.

Non - employee directors are eligible to participate in the Non-Employee Director Equity Plan, which allows such directors the option to defer receipt of retainer payments and meeting fees which are credited to an account for such director in units equivalent to Company common stock.

The Bombay Company, Inc. 1986 Stock Option Plan and 1996 Long Term Incentive Stock Plan ("Employee Plans") provide for the granting of options (and other types of stock-related awards under the 1996 plan) to officers and key management employees. At February 2, 2002, the option shares reserved for the Employee Plans were 5,633,595. The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable annually at a rate of 33% per year beginning one year after the grant date. Shares available for additional grants were 1,459,552; 1,732,538 and 2,046,273 at February 2, 2002, February 3, 2001
and January 29, 2000, respectively.

During Fiscal 1998, restricted stock aggregating 90,000 shares was granted under the 1996 Long Term Incentive Stock Plan to three key executives. The respective shares are issuable in designated increments contingent upon continued employment of the respective executive after 12 months, 24 months and 36 months. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, 49,500, 27,500 and 13,000 shares, respectively, became vested and were issued under these grants. Compensation expense of $13,000, $98,000 and $174,000 was recognized during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively, in connection with the restricted stock.

During Fiscal 2001, restricted stock aggregating 200,000 shares was granted and issued under the 1996 Long Term Incentive Stock Plan to three key executives. The respective shares become vested in designated increments contingent upon continued employment of the respective executive after 12 months, 24 months and 36 months. If each of the executives remains employed by the Company under the terms of the grant, 40,000, 60,000 and 100,000 shares will be vested in Fiscal 2002, Fiscal 2003 and Fiscal 2004, respectively. Compensation expense of $285,000 was recognized during Fiscal 2001 in connection with the restricted stock.

The Bombay Company, Inc. Non-Employee Director Equity Plan ("Director Plan") provides for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company. At February 2, 2002, the option shares reserved for the Director Plan were 745,267. The option price is fixed at the market price on the date of the grant. The option grant, initial and annual, is currently the lesser of 8,000 shares or $75,000 in face value. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date. Shares available for additional grants were 354,210, 481,696 and 10,946 at February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

The following table includes option information for the Employee Plans and Director Plan:


                                                      Option Price     Weighted Average
Stock Option Activity              Number of Shares     Per Share         Option Price
January 30, 1999                      2,109,144       $3.33-25.75            $6.28
  Options granted                     1,151,610        3.81- 8.00             4.73
  Options exercised                    (44,316)        4.00- 7.25             4.84
  Options canceled                    (359,053)        3.33-17.94             6.36
January 29, 2000                      2,857,385        3.60-25.75             5.67
  Options granted                     1,027,500        1.75- 5.00             3.77
  Options canceled                    (207,644)        2.50-15.88             4.61
February 3, 2001                      3,677,241        1.75-25.75             5.20
  Options granted                     1,157,200        2.35- 4.00             2.77
  Options canceled                    (603,856)        2.31-25.75             4.83
February 2, 2002                      4,230,585        1.75-25.75             4.59
Exercisable at:
  January 29, 2000                      827,492        3.60-25.75             7.15
  February 3, 2001                    2,100,473        3.60-25.75             5.60
  February 2, 2002                    2,502,548        1.75-25.75             5.27


The following table summarizes stock options outstanding at February 2, 2002:


                       Outstanding                                           Exercisable

      Exercise                Weighted Average    Weighted Average                  Weighted Average
   Price Range      Shares     Remaining Life      Exercise Price       Shares        Exercise Price
    $ 1.75-2.75     154,500          9.1               $2.50            35,170          $ 2.50
      2.76-2.94     894,000          9.0                2.77            46,168            2.83
      3.00-3.75     170,475          8.8                3.25            51,676            3.67
      3.81-3.94   1,195,202          7.6                3.88           857,360            3.88
      4.00-4.94     635,641          5.9                4.51           600,008            4.51
      5.00-5.95     379,438          6.4                5.55           311,704            5.53
      6.00-6.94     556,986          6.4                6.56           384,519            6.58
     7.25-25.75     244,343          3.4               11.21           215,943           11.61
                  4,230,585          7.2              $ 4.59         2,502,548          $ 5.27


The exercise of non-qualified stock options in Fiscal 1999 resulted in income tax benefits of $25,000 which were credited to additional paid-in capital. The income tax benefits are the tax effect of the difference between the market price on the date of exercise and the option price.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation ("FAS 123"). Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in Fiscal 1995 through Fiscal 2001 in accordance with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                          Year Ended

                                           February 2     February 3   January 29
                                              2002           2001         2000
Net income, as reported                       $3,724          $8,645       $7,342
Net income, pro forma                          2,760           7,521        5,876
Basic earnings per share, as reported            .11             .26          .20
Diluted earnings per share, as reported          .11             .26          .20
Basic earnings per share,pro forma               .08             .23          .16
Diluted earnings per share                       .08             .23          .16



The fair value of each option grant is estimated on the date of grant using
the   Black-Scholes   option-pricing  model  based   upon   the   following
assumptions:


                                                       Year Ended

                                        February 2     February 3     January 29
                                           2002           2001           2000
Expected volatility                         59.9%           59.8%          59.4%
Expected life years                            6               6              5
Expected dividends                             -               -              -
Risk-free interest rate                  5.0-5.5%        5.2-6.8%       5.3-6.7%



The weighted average fair value of options granted during Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $1.69, $2.34 and $2.64, respectively.




Note 8 - Shareholders' Rights Plan
_______________________________________________________________

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

Note 9 - Stock Purchase Loans
______________________________________________________________

On August 26, 1999, the Board of Directors adopted an executive stock purchase program as a vehicle to enable executive officers to increase their ownership in the Company by purchasing Company stock, further aligning the interests of the officers with those of the shareholders. Under the program, certain key executive officers may be given the opportunity to purchase shares of the Company's common stock at market prices from time to time over a specified period of time, and the Company will finance 100% of the purchase price of such stock. The unsecured, full recourse loans bear interest at Applicable Federal Rates and have due dates ranging from August 31, 2002 to May 31, 2003. At February 2, 2002 and February 3, 2001, $846,000 and $931,000, respectively, were outstanding under these terms, and the notes receivable are reflected as a reduction in stockholders' equity. Of the total, $43,000 was used to purchase shares through open market transactions while the remainder was purchased from the Company's treasury at then current market prices. The shares purchased from the Company are unregistered and, therefore, are restricted when received by participants. During Fiscal 2001 and Fiscal 2000, $53,000 and $60,000, respectively, in interest income was recognized related to the loans.



Note 10 - Geographic Areas
______________________________________________________________

The Company operates in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores in the United States and Canada. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):



                                            Year Ended

                             February 2     February 3     January 29
                                2002          2001            2000
    Net revenues:
      United States           $388,789       $375,275       $351,225
      Canada                    48,668         48,184         41,353
         Total                $437,457       $423,459       $392,578

    Long-lived assets:
      United States           $ 51,367       $ 53,448       $ 51,992
      Canada                     4,226          4,006          4,010
         Total                $ 55,593       $ 57,454       $ 56,002




                    Unaudited Quarterly Financial Data
                 The Bombay Company, Inc. and Subsidiaries
                 (In thousands, except per share amounts)

Unaudited quarterly financial data for the quarters ended:


                                    February 2     November 3    August 4    May 5
                                       2002           2001         2001       2001
Net sales                            $152,506       $96,945      $97,030     $90,976
Gross profit                           51,150        25,156       24,180      23,487
Net income (loss)                      11,673       (2,233)      (2,680)     (3,036)

Basic earnings (loss) per share           .35         (.07)        (.08)       (.09)
Diluted earnings (loss) per share         .35         (.07)        (.08)       (.09)


                                   February 2      October 28    July 29     April 29
                                      2001            2000        2000         2000
Net sales                            $157,285        $90,855     $89,594      $85,725
Gross profit                           56,273         25,779      23,929       23,435
Net income (loss)                      12,991        (1,637)     (1,034)      (1,675)

Basic earnings (loss) per share           .40          (.05)       (.03)        (.05)
Diluted earnings (loss) per share         .40          (.05)       (.03)        (.05)


                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                             INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

Number       Description
3(a)    -    Restated Certificate of Incorporation dated January 1,
               1993 and Certificate of Amendment of the Restated
                 Certificate of Incorporation dated March 31, 1993. (1)

3(b)    -    Bylaws, as amended and restated effective May 21, 1997. (9)

4       -    Preferred Stock Purchase Rights Plan. (2)

10(a)   -    Form of Indemnification Agreement. (3)

10(b)   -    The Bombay Company, Inc. Supplemental Stock Program. (4)

10(c)   -    Executive Long Term Disability Plan. (5)

10(d)   -    The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (6)

10(e)   -    Form of Award Agreement under the 1996 Long-Term Incentive
               Stock Plan.(8)

10(f)   -    Executive Officers Incentive Compensation Plan. (7)

10(g)   -    Employment Contract with Executive Officer. (8)

10(h)   -    Employment Contracts with Executive Officers. (9)

10(i)   -    The Bombay Company, Inc. Amended and Restated 2001 Non-Employee
               Directors' Equity Plan.

10(j)   -    Form of Agreement used to evidence stock option grants under The
               Bombay Company, Inc. Amended and Restated 2001 Non-Employee Directors' Equity Plan.

21      -    Subsidiaries of the Registrant. (9)

22      -    Definitive Proxy Statement of the Company relating to Annual
               Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (10)

23     -    Consent of Independent Accountants.


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

(4)Filed  with the Commission as an Exhibit to the Company's Annual  Report
   on  Form  10-K  for  the  year ended June 28,  1992.   Such  Exhibit  is
   incorporated herein by reference.

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

(8)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended
   January 30, 1999.  Such Exhibit is incorporated herein by reference.

(9)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 29, 2000. Such Exhibit is incorporated herein by reference.

(10) Filed with the Commission on April 11, 2002.