Form 10-Q
period 2002-05-04
BOMBAY COMPANY INC
filed 2002-06-13
CIK 96287

                                         FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
 (Mark one)
     [ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended May 4, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X             No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    Class                          Number of shares outstanding at May 4, 2002
  Common stock, $1 par value                       33,121,184

                           THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                            Form 10-Q

                                     Quarter Ended May 4, 2002



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

                                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                 (In thousands, except per share amounts)
                                            (Unaudited)


                                                                   Three Months Ended
                                                               May 4,         May 5,
                                                                2002           2001

Net revenue                                                  $90,855         $90,976

Costs and expenses:
   Cost of sales, buying and store occupancy costs            68,475         67,489
   Selling, general and administrative expenses               28,154         28,559
   Interest income, net                                        (101)           (54)

     Total costs and expenses                                 96,528         95,994

Loss before income taxes                                     (5,673)        (5,018)
Income tax benefit                                           (2,241)        (1,982)

   Net loss                                                 ($3,432)       ($3,036)

   Basic earnings per share                                  ($0.10)        ($0.09)

   Diluted earnings per share                                ($0.10)        ($0.09)

   Average common shares outstanding and
     dilutive potential common shares                         33,082        32,715





     The accompanying notes are an integral part of these consolidated financial statements.


                                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                            (Dollars in thousands)


                                                           May 4,        February 2,       May 5,
                                                           2002             2002            2001

ASSETS                                                  (Unaudited)                     (Unaudited)
Current Assets:
Cash and cash equivalents                                 $22,695          $38,415           $6,522
Inventories                                                92,747           89,798          106,381
Other current assets                                       19,729           16,893           18,093


   Total current assets                                   135,171          145,106          130,996

Property and equipment, net                                47,763           48,713           49,896
Goodwill, less amortization                                   423              430              450
Other assets                                               12,103           12,640           14,755

   Total assets                                          $195,460         $206,889         $196,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                     $      --        $     --           $9,130
Notes payable to bank                                       23,935          27,281           21,019
Accounts payable and accrued expenses
Income taxes payable                                            --           3,220              504
Accrued payroll and bonuses                                  3,681           5,015            2,510
Gift certificates redeemable                                 5,502           5,724            4,565

  Total current liabilities                                 33,118          41,240           37,728

Accrued rent and other liabilities                           6,536           6,942            6,726

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                                 --              --               --
Common stock, $1 par value, 50,000,000
  shares authorized, 38,149,646 shares issued               38,150          38,150           38,150
Additional paid-in capital                                  75,260          75,267           75,792
Retained earnings                                           65,712          69,144           62,384
Accumulated other comprehensive loss                       (1,637)         (1,776)          (1,505)
Common shares in treasury, at cost, 5,028,462;
 5,112,696 and 5,419,865 shares, respectively             (20,494)        (20,861)         (22,173)
Stock purchase loans                                         (962)           (950)          (1,005)
Deferred compensation                                        (223)           (267)              --

  Total stockholders' equity                               155,806         158,707         151,643

Total liabilities and stockholders' equity                $195,460        $206,889         $196,097

The accompanying notes are an integral part of these consolidated financial statements.

                                 THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                          (Dollars in thousands)
                                                (Unaudited)


                                                                       Three Months Ended
                                                                       May 4,        May 5,
                                                                       2002          2001

Cash flows from operating activities:
Net loss                                                             ($3,432)       ($3,036)
Adjustments to reconcile net loss
 to net cash from operations:
  Depreciation and amortization                                        3,623          3,905
  Restricted stock expense                                                44             36
  Deferred taxes and other                                                18           (57)
Change in assets and liabilities:
 Increase in inventories                                              (2,790)        (1,787)
 Increase in other current assets                                     (2,443)        (2,751)
 Decrease in current liabilities                                      (8,514)       (16,045)
 (Increase) decrease in noncurrent assets                                (39)             35
 Decrease in noncurrent liabilities                                     (162)          (183)

Net cash used by operations                                          (13,695)       (19,883)

Cash flows from financing activities:
  Purchases of property and equipment                                 (2,038)        (5,071)
  Sales of property and equipment                                          12           146

Net cash used by investing activities                                 (2,026)        (4,925)

Cash flows from financing activities:
  Net bank borrowings                                                     --           9,130
  Sale of stock to employee benefit plans                                  2               7
  Purchases of treasury stock                                            (31)             --
  Proceeds from the exercise of employee stock options                    117             --

  Net cash used by financing activities                                   88           9,137

  Effect of exchange rate change on cash                                 (87)             36

  Net decrease in cash and cash equivalents                          (15,720)        (15,635)

  Cash and cash equivalents at beginning of period                     38,415          22,157

  Cash and cash equivalents at end of period                          $22,695          $6,522

  Supplemental disclosure of cash flow information:
   Interest paid                                                       $   --             $29
   Income taxes paid                                                    2,313           4,470
   Non-cash financing activities:
   Distributions of deferred director fees                                250              --
   Issuance of restricted stock                                            --             215


   The accompanying notes are an integral part of these consolidated financial statements.

                                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                Notes to Consolidated Financial Statements


(1)     Accounting Principles

 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 4, 2002 and May 5, 2001, the results of operations for the three months then ended, and cash flows for the three months then ended. Certain prior year amounts have been reclassified to conform to current year classification. The results of operations for the three month periods ended May 4, 2002 and May 5, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2001 Annual Report on Form 10-K.


(2)  Financing Arrangements

The Company had an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000, available for working capital and letter of credit purposes. The agreement expired June 5, 2002, and has been extended in the amount of $35,000,000 until July 5, 2002 while a new three-year, unsecured facility of up to $50,000,000 with similar requirements and covenants is being negotiated. The Company expects the new facility to be finalized by July 5, 2002. At May 4, 2002, letters of credit totaling $6,125,000, primarily to support inventory purchases, were outstanding under the existing facility.


 (3)  Comprehensive Income/Loss

Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive loss for the three months ended May 4, 2002 and May 1, 2001 was $3,293,000 and $3,274,000, respectively. Other comprehensive income or loss consists of the cumulative effect of foreign currency translation adjustments.


(4)     Store Closing Liability

The Company has established a liability for real estate costs associated with closing stores. Activity through the account during the first fiscal quarter of this year is as follows:

                               Balance as of February 2, 2002     $342,000
                               Activity                              3,000
                               Balance as of May 4, 2002          $345,000

                           THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(5)     Subsequent Event - Stock Purchase Loans

Considering the heightened sense of corporate governance and in light of recent criticism by the Securities and Exchange Commission of programs benefiting corporate executive management in general, at its regularly scheduled meeting on May 16, 2002, the Board of Directors elected, with the consent of all currently employed participants, to abolish the Company's Executive Stock Loan Program, which originated in August 1999. Under the program, certain executive officers were given the opportunity to borrow funds for up to specified amounts to be used to purchase shares of Company common stock at current market prices. All principal and accrued interest on the loans were payable at the end of a three year term. The loans were not collateralized by the common stock, but the program provided that if any of the shares were sold within three years following the date of purchase, any sales proceeds per share over the purchase price per share would be payable to the Company unless at the time of the sale all principal and accrued interest on the loan used to purchase the common stock had been paid to the Company.

As of May 15, 2002, the effective date of the program cancellation, currently employed participants under the program had purchased 154,131 shares of Company common stock, and had loans and accrued interest outstanding of $735,000. The Company purchased, at the market price on the effective date, the Company common stock that was purchased by the executive officers under the program, and the notes were extinguished. Amounts owed to the Company or the participants as a result of the difference between the proceeds from sale and the loan balance plus accrued interested have been paid in full.

                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to continuing economic pessimism; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings including children's merchandise; uninterrupted flow of product through import channels; advertising and promotional efforts including the catalog program; effectiveness of the revised store layout; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; success of new business initiatives including international strategy, Internet and wholesale product offerings; and other risks and uncertainties contained in the Company's 2001 Annual Report on Form 10-K and other SEC filings as they occur.

General

The Bombay Company, Inc. designs, sources and markets a unique line of home accessories, wall decor and furniture through 424 retail locations in 43 states in the United States and nine Canadian provinces, through specialty catalogs and the Internet in the U.S. and internationally. The Company also has international licensing agreements under which a total of five licensed international stores are operating in the Dominican Republic, Kuwait, Puerto Rico and Turkey. During 2001, the Company introduced Bombay KIDS ("KIDS"), a new line of children's furniture, textile and accessories, which is currently being tested in its first store location as well as through catalog and Internet channels. The Company's wholesale operation, Bailey Street Trading Company, markets a limited number of furniture and accessory SKUs under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. The operations of Bombay KIDS, International and Bailey Street Trading Company are all relatively new and immaterial to the overall results and, therefore, are not discussed separately.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to Company specifications through a worldwide network of contract manufacturers. Because the majority of the Company's products are proprietary, the impact of inflation on operating results is typically not significant. The Company attempts to alleviate inflationary pressures by adjusting selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.

Results of Operations

Quarters Ended May 4, 2002 and May 5, 2001

Net revenue was $90,855,000 for the quarter ended May 4, 2002 compared to $90,976,000 for the quarter ended May 5, 2001. Same store sales declined 10% for the quarter. Store sales were negatively impacted by a shift in marketing from catalogs in favor of testing postcards and newspaper ads, a strategy that has since been revised. In addition, the first quarter's merchandise receipts were significantly lower than in the prior year, resulting from decisions made in the second half of Fiscal 2001 to cancel or delay purchase orders in view of the uncertain retail environment during Fall 2001. These decisions negatively impacted both the volume and mix of product available for sale, which in turn, affected the store presentation standards as a result of the lack of freshness in the assortment. As the quarter progressed, product flow increased, product mix improved and same store sales also improved.

On a geographical basis, all regions of the United States reported negative same store sales with little variation in the percentages. Canadian sales were more negative than in the U.S. as last year sales reflected more aggressive promotions of overstocked merchandise. Outlets performed the strongest on a relative basis, although they also had negative same store sales. From a sales mix standpoint, for the core retail business, furniture represented 48% of the business, wall decor was 16% and accessories were 36%, compared to the prior year of 48% furniture, 17% wall decor and 35% accessories. The average ticket was approximately $99 for the quarter, up $1 over the comparable prior year period, while the number of transactions declined 4% despite an increase in the store base of 12 stores from last year.

The declines in same store sales were somewhat offset by sales from new stores and stores converted to the large format as well as from Internet, international and Bailey Street operations.

Cost of sales, including buying and occupancy costs, was $68,475,000 for the first fiscal quarter compared to $67,489,000 for the same period last year.
As a percentage of revenue, cost of sales increased to 75.4% for the quarter compared to 74.2% for the prior year period. Product margins improved 40 basis points as a result of lower promotional activity. Buying and occupancy costs increased to $22,853,000 or 25.2% of revenue from $21,449,000 or 23.6%
reflecting negative leverage from the decline in same store sales as total retail square footage increased 8% over the first quarter of the prior fiscal year.

Selling, general and administrative expenses were $28,154,000 or 31.0% of revenue for the quarter compared to $28,559,000 or 31.4% of revenue for the comparable period of the prior year attributable to tight controls over expenditures. Lower payroll and payroll related costs were the primary factors in the decrease, partially offset by increases in insurance expense.

For the quarter ended May 4, 2002, net interest income was $101,000 compared to $54,000 in the first quarter of Fiscal 2001. This improvement is due to overall higher levels of cash in the current year, largely related to the decisions of the fourth quarter of Fiscal 2001 to delay or cancel inventory orders.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit.  Bank borrowings are available to fund working capital needs.  In addition, the bank credit lines are used for overseas merchandise purchases under letters of credit.  The Company had an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000, available for working capital and
letter of credit purposes.   The agreement expired June 5, 2002, and has been
extended in the amount of $35,000,000 until July 5, 2002 while a new three-year, unsecured facility of up to $50,000,000 with similar requirements and covenants is being negotiated. The Company expects the new facility to be finalized by July 5, 2002. At May 4, 2002, letters of credit totaling $6,125,000, primarily to support inventory purchases, were outstanding under the existing facility. The Company ended the fiscal quarter with cash balances of $22.7 million, $16.2 million higher than at the prior year first quarter, due in part to lower inventory levels.

During the first quarter of Fiscal 2002, the Company opened three large format stores, two outlets and the Company's first KIDS store. One regular store was converted to the large format and one store was closed during the period. As of the end of the first quarter, the Company had 328 large format stores, 57 regular stores, 38 outlets and one KIDS store for a total of 424 stores compared to 412 stores as of the end of the first quarter of Fiscal 2001. During the remainder of Fiscal 2002, the Company expects to open approximately 20 to 25 additional stores, including seven outlets and five KIDS stores, and to convert seven regular stores to the large format. Approximately seven stores are expected to close before the end of the year.

The Company believes that its current cash position, cash flows from operations and credit lines will be sufficient to fund its current operations and capital expenditure programs.

                           THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended May 4, 2002. No exhibits have been filed as a part of this report.

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


                                                THE BOMBAY COMPANY, INC.
                                                (Registrant)



                                                /s/  Carmie Mehrlander
                                                Carmie Mehrlander
                                                Chairman, President and
                                                Chief Executive Officer





                                                /s/  Elaine D. Crowley
                                                Elaine D. Crowley
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer


Date:   June 13, 2002