Form 10-Q
period 2002-08-03
BOMBAY COMPANY INC
filed 2002-09-17
CIK 96287

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 3, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                 Number of shares outstanding at August 3, 2002
Common stock, $1 par value                         32,976,405




                                    1 of 17

                  THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                     Form 10-Q

                           Quarter Ended August 3, 2002



                                 TABLE OF CONTENTS


                          PART I  FINANCIAL INFORMATION


Item                                                             Page No.

1.      Financial Statements                                        3-8

2.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9-12



                           PART II  OTHER INFORMATION


4.      Submission of Matters to a Vote of Security Holders          13

6.      Exhibits and Reports on Form 8-K                             14

        Signatures                                                   15

        Certifications                                             16-17


                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                Consolidated Statements of Operations
                               (In thousands, except per share amounts)
                                               (Unaudited)



                                                Three Months Ended      Six Months Ended

                                               August 3,  August 4,    August 3,  August 4,
                                                 2002       2001          2002      2001


Net revenue                                    $100,040    $97,030     $190,895   $188,006

Costs and expenses:

Cost of sales, buying and
  store occupancy costs                          76,155     72,850      144,630    140,339

Selling, general and
  administrative expenses                        29,386     28,551       57,540     57,110

Interest (income) expense, net                      (87)        59         (188)         5

Total costs and expenses                        105,454    101,460      201,982    197,454

Loss before income taxes                         (5,414)    (4,430)     (11,087)    (9,448)

Benefit for income taxes                         (2,138)    (1,750)      (4,379)    (3,732)

Net loss                                        ($3,276)   ($2,680)     ($6,708)   ($5,716)



Basic earnings per share                         ($0.10)    ($0.08)      ($0.20)    ($0.17)

Diluted earnings per share                       ($0.10)    ($0.08)      ($0.20)    ($0.17)

Average common shares outstanding                33,004     32,750       33,043     32,733

Average common shares outstanding and
  dilutive potential common shares               33,004     32,750       33,043     32,733



The accompanying notes are an integral part of these consolidated financial statements.

                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                        (Dollars in thousands)


                                       August 3,    February 2,    August 4,
                                         2002          2002          2001

ASSETS                                (Unaudited)                 (Unaudited)
Current assets:
  Cash and cash equivalents            $16,112       $38,415         $6,272
  Inventories                          104,337        89,798        115,408
  Other current assets                  22,362        16,893         20,229

    Total current assets               142,811       145,106        141,909

Property and equipment, net             45,883        48,713         49,960
Goodwill, less amortization                423           430            443
Other assets                            11,580        12,640         14,489

    Total assets                      $200,697      $206,889       $206,801



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank               $     --      $     --        $10,900
  Accounts payable and
    accrued expenses                    33,373        27,281         33,109
  Income taxes payable                     212         3,220             --
  Accrued payroll and bonuses            3,592         5,015          2,468
  Gift certificates redeemable           4,735         5,724          4,629

    Total current liabilities           41,912        41,240         51,106

Accrued rent and other liabilities       6,302         6,942          6,637

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized             --            --             --
  Common stock, $1 par value,
    50,000,000 shares authorized,
    38,149,646 shares issued            38,150        38,150         38,150
  Additional paid-in capital            75,232        75,267         75,665
  Retained earnings                     62,436        69,144         59,704
  Accumulated other
    comprehensive loss                  (1,743)       (1,776)        (1,503)
  Common shares in treasury,
    at cost, 5,173,241;
    5,112,696 and 5,362,979 shares,
    respectively                       (21,226)      (20,861)       (21,940)
  Stock purchase loans                    (231)         (950)        (1,018)
  Deferred compensation                   (135)         (267)            --

    Total stockholders' equity         152,483       158,707        149,058

Total liabilities and
  stockholders' equity                $200,697      $206,889       $206,801



The accompanying notes are an integral part of these consolidated financial statements.


                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                          (Unaudited)

                                                       Six Months Ended

                                                  August 3,        August 4,
                                                    2002             2001

Cash flows from operating activities:
  Net loss                                        ($6,708)         ($5,716)
  Adjustments to reconcile net loss
   to net cash from operations:
     Depreciation and amortization                  7,261            7,939
     Restricted stock expense                          22               69
     Deferred taxes and other                         256              (64)
  Change in assets and liabilities:
   Increase in inventories                        (14,517)         (10,848)
   Increase in other current assets                (4,554)          (4,135)
   Decrease in current liabilities                   (268)          (5,224)
  (Increase) decrease in noncurrent assets            (38)              31
   Decrease in noncurrent liabilities                (392)            (293)

 Net cash used by operations                      (18,938)         (18,241)

Cash flows from investing activities
  Purchases of property and equipment              (3,612)          (8,971)
  Sales of property and equipment                      74              206

 Net cash used by investing activities             (3,538)          (8,765)

Cash flows from financing activities:
  Net bank borrowings                                  --           10,900
  Purchases of treasury stock                        (800)              --
  Sale of stock to employee benefit plans              69               89
  Collection of stock purchase loans                  736               --
  Proceeds from the exercise of employee
    stock options                                     146               --

  Net cash provided by financing activities           151           10,989
'
Effect of exchange rate change on cash                 22              132

Net decrease in cash and cash equivalents         (22,303)         (15,885)

Cash and cash equivalents at beginning of period   38,415           22,157

Cash and cash equivalents at end of period        $16,112           $6,272

Supplemental disclosure of cash flow information:
  Interest paid                                   $    --            $  92
  Income taxes paid                                 2,806            5,789
  Non-cash financing activities:
    Distributions of deferred director fees           250               --
    Issuance of restricted stock                       --              215


The accompanying notes are an integral part of these consolidated financial statements.

                       THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements


(1)  Accounting Principles

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 3, 2002 and August 4, 2001, the results of operations for the three and six months then ended, and cash flows for the six months then ended. The results of operations for the three and six month periods ended August 3, 2002 and August 4, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2001 Annual Report on Form 10-K.


(2)  Financing Arrangements

Effective July 5, 2002, the Company entered into a new three-year, unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000. The facility replaced the Company's previous $50,000,000 committed facility, which expired coincident with the closing of the new facility. At August 3, 2002, letters of credit totaling $11,539,000 were outstanding under the facility.

The new credit facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes. Borrowings under the facility can be made, at the Company's option and subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at the Company's option, at either the lead bank's prime lending rate plus a margin of .5% to 1.0% or the LIBOR rate plus a margin of 1.5% to 2.5%, with the margin depending on the Company's leverage ratio. Bankers' acceptances are discounted by the lead bank's bankers' acceptance rate plus a margin of 1.25% to 2.0%, with the margin depending on the Company's leverage ratio. Availability of the bank commitment is limited to 45% of eligible inventory, not to exceed $50,000,000. Under terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement prohibits the Company from making certain investments, advances or loans, and limits the dollar amounts of capital expenditures, purchases of treasury shares, cash dividends and assets sales. In the event that the Company is in default of certain provisions of the agreement, the lenders would be permitted to file liens against the Company's inventory located in the United States and perfect the pledge of 65% of the stock of the Company's Canadian subsidiary, thereby securing the indebtedness.

                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(3)  Comprehensive Income/Loss

Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive loss for the three months ended August 3, 2002 and August 4, 2001 was $3,382,000 and $2,678,000, respectively. Comprehensive loss for the six months ended August 3, 2002 and August 4, 2001 was $6,675,000 and $5,952,000,
respectively. Other comprehensive income or loss consists of the cumulative effect of foreign currency translation adjustments.


(4)  Stock Purchase Loans

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

The balance remaining in stock purchase loans relates to a note from a retired executive and has a due date of August 31, 2002. Upon his death in August 2000, the obligation was transferred to his estate. The note is currently past due and the Company is pursuing collection from the estate of the former executive.

                                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(5)  Pending Legal Action

On July 18, 2002, the Company was served with a summons and complaint of a lawsuit, seeking class action status, asserting claims for overtime pay under California law for managers of Bombay's Company stores. Based upon its review of the complaint and its initial investigation of this matter, the Company believes the plaintiffs' claims are without merit and it intends to vigorously defend against them. While it is not possible to predict the outcome of this legal action or provide a reasonable estimate of potential liability, if any, that may arise, the Company believes that costs resulting from the action will not have a material adverse impact on its consolidated financial position, cash flows or liquidity, but could possibly be material to the consolidated results of operations in a particular quarter or fiscal year.


(6)  New Accounting Pronouncement

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 requires that certain costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the FAS 146 will be required for exit or disposal activities initiated after December 31, 2002.


(7)  Subsequent Event  Management Change

On August 20, 2002, the Company announced the departure of its President and Chief Executive Officer. In connection with the separation, a one-time charge of $.02 per share, which includes obligations under an executive severance agreement as well as other costs associated with the search for a new Chief Executive Officer, will be recorded in the third fiscal quarter.

                       THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to continuing economic pessimism; competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings including children's merchandise; uninterrupted flow of product through import channels; advertising and promotional efforts including the catalog program; effectiveness of the revised store layout; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; regional weather conditions; success of new business initiatives including international strategy, Internet and wholesale product offerings; hiring and retention of key management personnel and other risks and uncertainties contained in the Company's 2001 Annual Report on Form 10-K and other SEC filings as they occur.

General

The Bombay Company, Inc. designs, sources and markets a unique line of home accessories, wall decor and furniture through 422 retail locations in 43 states in the United States and nine Canadian provinces, as well as through specialty catalogs and the Internet in the U.S. and internationally. The Company also has international licensing agreements under which a total of five licensed international stores are operating in the Dominican Republic, Kuwait, Puerto Rico and Turkey. During 2001, the Company introduced Bombay KIDS ("KIDS"), a new line of children's furniture, textile and accessories, which is currently being tested in its first store location as well as through catalog and Internet channels. The Company's wholesale operation, Bailey Street Trading Company, markets a limited number of furniture and accessory SKUs under separate brands to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. The operations of Bombay KIDS, International and Bailey Street Trading Company are all relatively new and immaterial to the overall results and, therefore, are not discussed separately.

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

Results of Operations

Quarters Ended August 3, 2002 and August 4, 2001

Net revenue increased 3% to $100,040,000 for the quarter ended August 3, 2002 compared to $97,030,000 for the quarter ended August 4, 2001. Same store sales declined 6% for the quarter. Decisions made in the second half of Fiscal 2001 regarding merchandise purchases and marketing plans continued to have negative consequences into the second fiscal quarter. In view of the uncertain retail environment during Fall 2001, merchandise orders were cancelled, delayed or not placed at all. Although inventory levels were leaner in 2002, the result was that the mix of merchandise was adversely impacted leaving voids in best sellers and key categories. In addition, during Fall 2001, the Company decided to invest additional funds in marketing and test new marketing strategies which included substituting newspaper advertisements and post cards for catalogs, historically the Company's primary marketing vehicle.
These efforts proved to be ineffective and it was determined that the new marketing efforts needed to be incremental rather than in place of catalogs. Although some improvement was made toward the latter portion of the first quarter and into the second quarter, the lead times to correct both merchandising and marketing plans are long, and changes made during the first quarter did not have full effect in the second quarter.

On a geographical basis, all regions of the United States and Canada reported negative same store sales with little variation in the percentages. Outlet store performance continued to be the strongest, reporting positive same store sales for the second quarter. From a sales mix standpoint, for the core retail business, furniture represented 48% of the business, wall decor was 13% and accessories were 39%, compared to the prior year of 49% furniture, 15% wall decor and 36% accessories. The average ticket was approximately $93 for the quarter, down $1 from the comparable prior year period, while the number of transactions increased 1.5%.

The declines in same store sales were offset by sales from new stores and stores converted to the large format as well as from Internet, International, KIDS and Bailey Street Trading Company operations.

Cost of sales, including buying and occupancy costs, was $76,155,000 for the second fiscal quarter compared to $72,850,000 for the same period last year. As a percentage of revenue, cost of sales increased to 76.1% for the quarter compared to 75.1% for the prior year period. Product margins declined 38 basis points as a result of higher promotional activity. Buying and occupancy costs increased to $23,310,000 or 23.3% of revenue from $21,969,000 or 22.6% reflecting negative leverage from the decline in same store sales. Total retail square footage increased 6% over the second quarter of the prior fiscal year.

Selling, general and administrative expenses were $29,386,000 during the second quarter of the current fiscal year compared to $28,551,000 in the comparable prior year period, both at 29.4% of revenue. Increases were primarily attributable to additional investments in advertising and increased payroll and related costs as a result of increased store count.

For the quarter ended August 3, 2002, net interest income was $87,000 compared to net interest expense of $59,000 in the second quarter of Fiscal 2001. The improvement is due to higher overall cash levels in the current year primarily related to lower inventory balances.

Six Months Ended August 3, 2002 and August 4, 2001

For the six months ended August 3, 2002, net revenue totaled $190,895,000 compared to $188,006,000 in the first six months of the prior fiscal year.
Same store sales declined 8% for the year-to-date comparison. Although the second fiscal quarter showed improvement over the first quarter, the first six months reflected the negative consequences of decisions made in Fall 2001 related to cancelled and delayed merchandise orders and marketing changes.
All regions of the United States and Canada reported negative same store sales in the core retail business with little variation in the percentages, while outlets were flat with the comparable prior year period. Furniture represented 47% of the core retail business, wall decor was 14% and accessories were 39%, compared to 48% furniture, 16% wall decor and 36% accessories in the prior fiscal year. The average transaction was approximately $96 during the period, and the number of transactions decreased less than 1%.

The decline in same store sales was offset by sales from new stores and stores converted to the large format as well as from Internet, International, KIDS and Bailey Street Trading Company operations.

Cost of sales, including buying and store occupancy costs, was $144,630,000 during the six months ended August 3, 2002, an increase of 3% over the prior year comparable amount of $140,339,000. As a percentage of revenue, cost of sales remained constant at 51.6%. Buying and occupancy costs increased to $46,163,000 or 24.2% of revenue from $43,417,000 or 23.1% of revenue reflecting negative leverage from the decline in year-to-date same store sales as total retail square footage increased 6% since August 4, 2001.

Selling, general and administrative expenses were $57,540,000 for the six months compared to $57,110,000 in the prior year period. As a percentage of revenues, expenses improved slightly at 30.1% in the current period compared to 30.4% last year. Improvement as a percentage of revenue is primarily related to payroll and related costs, mainly in the first fiscal quarter.

For the six months ended August 3, 2002, net interest income was $188,000 compared to net interest expense of $5,000 in the six months ended
August 4, 2001. The improvement is a result of lower inventory balances in the current year, which resulted in higher invested cash balances.


Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000, available for working capital, inventory financing through bankers' acceptances and letter of credit purposes. Availability of the bank commitment is limited to 45% of eligible inventory, not to exceed $50,000,000. At August 3, 2002, the bank commitment was $46,705,000, letters of credit totaling $11,539,000, primarily to support inventory purchases, were outstanding, and $35,166,000 was available for borrowings or additional letters of credit. The Company ended the fiscal quarter with cash balances of $16.1 million, $9.8 million higher than at the prior year second quarter, due in part to lower inventory levels and lower capital expenditures.

Through the second quarter of Fiscal 2002, the Company has opened four large format stores, five outlets and the Company's first KIDS store. One regular store was converted to the large format and seven under-performing stores were closed during the period. As of the end of the second quarter, the Company had 326 large format stores, 54 regular stores, 41 outlets and one KIDS store for a total of 422 stores compared to 415 stores as of the end of the second quarter of Fiscal 2001. During the remainder of Fiscal 2002, the Company expects to open approximately 15 to 20 additional stores, including five outlets and four KIDS stores, and to convert four regular stores to the large format. Approximately 12 stores are expected to close before the end of the year.

Over the next two years and one half years, the Company will have lease renewals related to approximately 200 stores. The Company has also indicated that it believes that it can open over 100 KIDS stores over the next three years. The Company currently expects to finance its expansion objectives through cash flows from operations and its credit facility.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                         PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 16, 2002.

(b) Directors elected to hold office are listed in the attached Proxy Statement, which is incorporated herein by reference. Directors elected:
John H. Costello, James A. Marcum and Carmie Mehrlander.  Directors continuing:
Glenn E. Hemmerle, Julie L. Reinganum, Bruce R. Smith and Nigel Travis.

                Election of Directors:
                John H. Costello - For:  28,678,234    Withheld:  435,763
                James A. Marcum - For:  28,840,461    Withheld:  273,536
                Carmie Mehrlander - For:  28,693,284    Withheld:  420,713

(c)     A proposal to amend and restate the Company's Employee Stock Purchase
        Plan.

                For - 26,775,027
                Against/Withheld - 961,417
                Abstain - 1,377,553

Item 6.  Exhibits and Reports on Form 8-K

(a)     The Exhibits filed as a part of this report are listed below.

Exhibit No.     Description

        20      Notice of Annual Meeting of Shareholders and
                Proxy Statement, filed with the Commission on April 11, 2002. Such Exhibit is incorporated herein by reference.

        10(a)    Amended and Restated Credit Agreement
                among The Bombay Company, Inc., as Borrower,
                Bank of America, N.A., as Administrative Agent,
                Swing Line Lender, and L/C Issuer, and the Other
                Lenders Party Hereto, dated July 5, 2002.

        10(b)   Employment Contract with Executive Officer.

        10(c)   Employment Contract with Executive Officer.

        10(d)   Employment Contract with Executive Officer.

        99      Certifications of Registrant Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) The Company filed a Form 8-K relating to a California lawsuit on August 7, 2002.

                        THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both an officer of the registrant and as the principal financial officer.


                        THE BOMBAY COMPANY, INC.
                        (Registrant)





                        /s/  ELAINE D. CROWLEY

                        Elaine D. Crowley
                        Senior Vice President, Chief
                        Financial Officer and Treasurer


Date:   September 17, 2002

                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                 CERTIFICATION PURSUANT TO 18 U.S.C.
                                 SECTION 1350 AS ADOPTED PURSUANT TO
                           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Brian N. Priddy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bombay Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:   September 17, 2002


                        /S/BRIAN N. PRIDDY
                        Brian N. Priddy
                        Executive Vice President  Operations
                        Chairman  Interim Executive Committee*




* On August 20, 2002, the Company announced the resignation of Carmie Mehrlander, as Chairman, President and Chief Executive Officer. An Interim Executive Committee of management has been appointed to direct the Company's business until a new Chief Executive Officer is named.

                          THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                               CERTIFICATION PURSUANT TO18 U.S.C.
                               SECTION 1350 AS ADOPTED PURSUANT TO
                           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Elaine D. Crowley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bombay Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:   September 17, 2002


                        /S/ELAINE D. CROWLEY
                        Elaine D. Crowley
                        Senior Vice President, Chief
                        Financial Officer and Treasurer