Form 10-Q
period 2002-11-02
BOMBAY COMPANY INC
filed 2002-12-17
CIK 96287

                                      FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark one)
     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 2, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yex    X     No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                         Number of shares outstanding at November 30, 2002
Common stock, $1 par value                         32,971,386

                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                   Form 10-Q

                           Quarter Ended November 2, 2002



TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                                    Page No.

1.      Financial Statements                                             3-10

2.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11-14

3.      Quantitative and Qualitative Disclosures About Market Risk        14

4.      Controls and Procedures                                           14



PART II - OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K                                  15

        Signature                                                         16

        Certifications                                                  17-20


                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                Consolidated Statements of Operations
                               (In thousands, except per share amounts)
                                              (Unaudited)


                                      Three Months Ended            Nine Months Ended

                                    November 2,  November 3,    November 2,     November 3,
                                       2002          2001          2002            2001

Net revenue                          $113,841      $96,945       $304,736        $284,951


Costs and expenses:
  Cost of sales, buying and
    store occupancy costs              80,971       71,789        225,601         212,128

  Selling, general and
    administrative expenses            32,659       28,312         90,199          85,422

  Interest expense (income), net           73          324           (115)            329


Total costs and expenses              113,703      100,425        315,685         297,879


Income (loss) before income taxes         138       (3,480)       (10,949)        (12,928)

Provision (benefit) for income taxes       54       (1,247)        (4,325)         (4,979)

Net income (loss)                         $84      ($2,233)       ($6,624)        ($7,949)



Basic earnings per share                $0.00       ($0.07)        ($0.20)         ($0.24)


Diluted earnings per share              $0.00       ($0.07)        ($0.20)         ($0.24)


Average common shares outstanding      32,895       32,799         32,994          32,755

Average common shares outstanding and
  dilutive potential common shares     33,025       32,799         32,994          32,755


The accompanying notes are an integral part of these consolidated financial statements.


                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                         (Dollars in thousands)


                                    November 2,       February 2,        November 3,
                                        2002              2002               2001
                                    (Unaudited)                          (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents           $13,511           $38,415             $5,022
  Inventories                         125,030            89,798            129,881
  Other current assets                 23,159            16,893             22,412

    Total current assets              161,700           145,106            157,315


Property and equipment, net            47,080            48,713             52,259
Goodwill, less amortization               423               430                437
Other assets                           11,356            12,640             13,843

    Total assets                     $220,559          $206,889           $223,854



LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Bank borrowings                    $ 17,938          $     --           $ 28,000
  Accounts payable and
    accrued expenses                   34,774            27,281             35,033
  Income taxes payable                    358             3,220                 --
  Accrued payroll and bonuses           3,739             5,015              2,313
  Gift certificates redeemable          4,683             5,724              4,651

    Total current liabilities          61,492            41,240             69,997

Accrued rent and other liabilities      6,249             6,942              7,247

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized            --                --                 --
  Common stock, $1 par value,
    50,000,000 shares authorized,
    38,149,646 shares issued           38,150            38,150             38,150
  Additional paid-in capital           75,301            75,267             75,636
  Retained earnings                    62,520            69,144             57,471
  Accumulated other comprehensive
    loss                               (1,591)           (1,776)            (1,792)
  Common shares in treasury,
    at cost, 5,259,048;
    5,112,696 and 5,338,935
    shares, respectively             (21,528)           (20,861)           (21,823)
  Stock purchase loans                    --               (950)            (1,032)
  Deferred compensation                  (34)              (267)                --

    Total stockholders' equity       152,818            158,707            146,610

Total liabilities and
  stockholders' equity              $220,559           $206,889           $223,854


The accompanying notes are an integral part of these consolidated financial statements.


                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                          (Unaudited)



                                                     Nine Months Ended

                                                 November 2,     November 3,
                                                    2002            2001

Cash flows from operating activities:
  Net loss                                         ($6,624)       ($7,949)
  Adjustments to reconcile net loss
    to net cash from operations:
      Depreciation and amortization                 10,897         11,837
      Restricted stock expense (reversal), net         (98)            96
      Deferred taxes and other                         264           (416)
  Change in assets and liabilities:
    Increase in inventories                        (35,002)       (26,065)
    Increase in other current assets                (5,195)        (5,789)
    Increase (decrease) in current liabilities       1,233         (4,077)
   (Increase) decrease in noncurrent assets             (4)            31
    Decrease in noncurrent liabilities                (456)          (350)

 Net cash used by operations                       (34,985)       (32,682)

Cash flows from investing activities:
  Purchases of property and equipment               (8,227)       (13,535)
  Sales of property and equipment                      128            604

Net cash used by investing activities               (8,099)       (12,931)

Cash flows from financing activities:
  Net bank borrowings                               17,938         28,000
  Purchases of treasury stock                         (895)            --
  Sale of stock to employee benefit plans               77            111
  Collection of stock purchase loans                   968             --
  Proceeds from the exercise of employee
    stock options                                      213             --

Net cash provided by financing activities           18,301         28,111

Effect of exchange rate change on cash                (121)           367

Net decrease in cash and cash equivalents          (24,904)       (17,135)

Cash and cash equivalents at beginning of period    38,415         22,157

Cash and cash equivalents at end of period         $13,511         $5,022


Supplemental disclosure of cash flow information:
  Interest paid                                      $ 153         $  368
  Income taxes paid                                  2,131          6,081
  Non-cash financing activities:
    Distributions of deferred director fees            250             --
    Issuance of restricted stock                        --            215

The accompanying notes are an integral part of these consolidated financial statements.

                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements


(1)  Accounting Principles

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 2, 2002 and November 3, 2001, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended.
The results of operations for the three and nine month periods ended
November 2, 2002 and November 3, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2001 Annual Report on Form 10-K.


(2)  New Accounting Pronouncements

  During fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. The Company completed the initial impairment test and concluded that goodwill has not been impaired. The adoption of SFAS No. 142 during the fiscal year did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

  During fiscal 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 with additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of, other than by sale, be classified as "held and used" until it is disposed of and establishes more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," regarding the disposal of a segment of a business and extends the reporting of a discontinued operation to a "component of an entity" and requires the operating losses thereon to be recognized in the period in which they occur. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

  The Company will adopt the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that certain costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the SFAS No. 146 will be required for exit or disposal activities initiated after December 31, 2002.

                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(3)  Earnings per Share

  Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  The computations for basic and diluted earnings per share are as follows (in thousands, except per share amounts):


                                       Three Months Ended           Nine Months Ended

                                   November 2,    November 3,    November 2,   November 3,
                                      2002           2001           2002          2001
Numerator:
  Net income (loss)                     $84         ($2,233)       ($6,624)      ($7,949)

Denominator, basic
  earnings per share:
    Average common shares
      outstanding                    32,895          32,799         32,994        32,755


Denominator, diluted
  earnings per share:
    Average common shares
      outstanding                    32,895          32,799         32,994        32,755
    Stock options                        87              --             --            --
    Deferred director compensation       43              --             --            --

                                     33,025          32,799         32,994         32,755


Basic earnings per share              $0.00          ($0.07)        ($0.20)        ($0.24)


Diluted earnings per share            $0.00          ($0.07)        ($0.20)        ($0.24)



  During periods where the Company reported a net loss, common stock equivalents would be anti-dilutive and, thus, are not included in the computation of diluted earnings per share.


(4)  Comprehensive Income/Loss

  Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

                                THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

 The following reflects the components of comprehensive income or loss (in thousands):




                                            Three Months Ended          Nine Months Ended

                                         November 2,   November 3,   November 2,   November 3,
                                            2002          2001          2002          2001

Net income (loss)                            $84        ($2,233)      ($6,624)       ($7,949)
Other comprehensive income (loss)            152           (289)          185           (525)

Comprehensive income (loss)                 $236        ($2,522)      ($6,439)       ($8,474)


  Other comprehensive income or loss consists of the cumulative effect of foreign currency translation adjustments.


 (5)  Financing Arrangements

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

  At November 2, 2002, letters of credit totaling $6,506,000 and borrowings in the form of bankers' acceptances totaling $17,938,000 were
outstanding under the facility.   The average borrowing rate at
November 2, 2002 was 3.87% and $25,556,000 was available for additional borrowings or letters of credit.

                              THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(6)  Stock Purchase Loans

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

  As of May 15, 2002, the effective date of the program cancellation, currently employed participants under the program had purchased 154,131 shares of Company common stock, and had loans and accrued interest outstanding of $735,000. The Company purchased, at the market price on the effective date, the Company common stock that was purchased by the executive officers under the program, and the notes were extinguished. Amounts owed to the Company or the participants as a result of the difference between the market value of the stock and the loan balance plus accrued interest have been paid in full.

  During the third fiscal quarter, the Company purchased 34,900 shares of Company common stock issued under the program from the estate of a retired executive at the then market price. The difference between the market value of the stock and the loan balance plus accrued interest was paid in full, and the related note was extinguished.

  As of November 2, 2002, all notes previously issued under the Executive Stock Loan Program had been settled in full, and the program was closed.


(7)  Management Change

  On August 20, 2002, the Company announced the departure of its President and Chief Executive Officer. In connection with the separation, a charge of $1.1 million, or $.02 per share, which includes obligations under an executive severance agreement as well as other costs associated with the retained search for a new Chief Executive Officer, was recognized in the third fiscal quarter.

                           THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(8)  Pending Legal Action

  On July 18, 2002, the Company was served with a summons and complaint of a lawsuit, seeking class action status, asserting claims for overtime pay under California law for managers of Bombay's California stores. Based upon its review of the complaint and its initial investigation of this matter, the Company believes the plaintiffs' claims are without merit and it intends to vigorously defend against them. While it is not possible to predict the outcome of this legal action or provide a reasonable estimate of potential liability, if any, that may arise, the Company believes that costs resulting from the action will not have a material adverse impact on its consolidated financial position, cash flows or liquidity, but could possibly be material to the consolidated results of operations in a particular quarter or fiscal year.

                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic pessimism and declining consumer sentiment; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of capital for operating purposes; labor and employee benefit costs; reliance on technology; changes in government regulations including anti-terrorism regulations relating to importers; risks associated with international business; terrorist attacks and other acts of war; impact of litigation; regional weather conditions; success of new business initiatives including international strategy, Internet and wholesale product offerings; hiring and retention of key management personnel and other risks and uncertainties contained in the Company's 2001 Annual Report on Form 10-K and other SEC filings as they occur.

General

The Bombay Company, Inc. designs, sources and markets a unique line of home accessories, wall decor and furniture through 429 retail locations in 43 states in the United States and nine Canadian provinces, as well as through specialty catalogs and the Internet in the U.S. and internationally. The Company also has international licensing agreements under which a total of seven licensed international stores are operating. During 2001, the Company introduced BombayKIDS ("KIDS"), a new line of children's furniture, textile and accessories, which is currently being sold in five KIDS store locations as well as through catalog and Internet channels. The Company's wholesale operation, Bailey Street Trading Company, markets a limited number of furniture and accessory SKUs under separate brands to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. The operations of BombayKIDS, International and Bailey Street Trading Company are all relatively new and immaterial to the overall results and, therefore, are not discussed separately.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to Company specifications through a worldwide network of contract manufacturers. As a result, the impact of inflation on operating results is typically not significant. The Company attempts to alleviate inflationary pressures by adjusting selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.

Results of Operations

Quarters Ended November 2, 2002 and November 3, 2001

Net revenue increased 17% to $113,841,000 for the quarter ended November 2, 2002 compared to $96,945,000 for the quarter ended November 3, 2001. Same store sales increased 9% for the quarter attributable to improved execution throughout the organization. During the quarter, the Company has focused on a goal of increased velocity of sales while driving incremental margin dollars. There has been improved coordination amongst the merchandising, stores and marketing functions while instilling a selling culture throughout the organization. During the quarter, the Company has increased density of merchandise in the stores, focused on strategic price points, improved clarity of price signage, and simplified communications and store tasks so that associates can spend more time selling. In addition to the same store sales growth, the increase in revenues is attributable to growth from new stores and stores converted to the large format as well as Internet, International, and Bailey Street Trading Company operations. Revenue from non-store operations represented 8% of total revenue compared to 6% last year.

On a geographical basis, all regions of the United States and Canada reported positive same store sales with the Northeast, West Coast and Canada reporting double-digit same store sales gains. The Midwest and South reported strong mid-single digit increases. From a sales mix standpoint, for the core retail business, furniture represented 49% of the business, wall decor was 13% and accessories were 38%, compared to the prior year of 47% furniture, 15% wall decor and 38% accessories. All categories experienced improvement in sales, with furniture and accessories showing the strongest growth. The average retail ticket increased 2% to $94 for the quarter compared to $92 in the same quarter last year, while the number of transactions increased almost 13%.

Cost of sales, including buying and occupancy costs, was $80,971,000 for the third fiscal quarter compared to $71,789,000 for the same period last year.
As a percentage of revenue, cost of sales decreased to 71.1% for the quarter compared to 74.1% for the prior year period. Product margins improved 50 basis points as the Company leveraged logistics and overseas sourcing costs. Buying and occupancy costs increased approximately 5% to $23,485,000 from $22,399,000 while total retail square footage increased 4% over the third quarter of the prior fiscal year. These costs increased due to store expansion as well as rent increases and higher utilities. As a percentage of revenues, buying and occupancy costs declined to 20.6% from 23.1% in the comparable prior year period reflecting significant leverage from the increase in same store sales.

Selling, general and administrative expenses were $32,659,000 during the third quarter of the current fiscal year compared to $28,312,000 in the comparable prior year period. As a percentage of revenue, these costs declined to 28.7% in the current quarter compared to 29.2% in the prior year. Excluding the charge relating to the departure of the Chief Executive Officer, selling, general and administrative expenses were 27.7% of revenues, an improvement of 150 basis points over the prior year quarter. Of the total $4.3 million increase, $1.1 million related to the CEO departure, $1.8 million related to increased investment in advertising, while the remainder of the increase is primarily due to higher payroll and related costs, as well as higher insurance costs.

For the quarter ended November 3, 2002, net interest expense was $73,000 compared to $324,000 in the third quarter of Fiscal 2001. The improvement is due to higher overall cash levels and lower borrowing levels in the current year primarily related to higher revenues, lower inventory balances and capital expenditures, as well as lower borrowing rates.

Nine Months Ended November 2, 2002 and November 3, 2001

For the nine months ended November 3, 2002, net revenue increased 7% to $304,736,000 compared to $284,951,000 in the first nine months of the prior fiscal year. Same store sales declined 2% for the year-to-date comparison. While the third fiscal quarter showed significant improvement over the first half of the year, the first six months reflected the negative consequences of decisions made in Fall 2001 related to cancelled and delayed merchandise orders and marketing changes. All regions of the United States and Canada reported flat to low single-digit negative same store sales in the core retail business on a year-to-date basis. Furniture represented 49% of the core retail business, wall decor was 14% and accessories were 37%, compared to 48% furniture, 15% wall decor and 37% accessories in the prior fiscal year. The average transaction was approximately $95 during the first nine months of the year, less than $1 higher than in the comparable prior year period, and the number of transactions increased almost 4%.

The decline in same store sales was offset by sales from new stores and stores converted to the large format as well as revenue from Internet, International, KIDS and Bailey Street Trading Company operations. Revenues from non-store operations represented 7% of total revenue for the nine-month period, compared to 4% in the prior year period.

Cost of sales, including buying and store occupancy costs, was $225,601,000 during the nine months ended November 3, 2002, an increase of 6% over the prior year comparable amount of $212,128,000. As a percentage of revenue, cost of sales declined to 74.0% from 74.4%. Product margins improved 20 basis points with improvement realized in the third fiscal quarter. Buying and occupancy costs increased to $69,648,000 or 22.9% of revenue from $65,815,000 or 23.1% of revenue reflecting the significant leverage gained in the third quarter in same store sales as total retail square footage increased 4% since November 3, 2001.

Selling, general and administrative expenses were $90,199,000 for the nine months compared to $85,422,000 in the prior year period. Of the $4.8 million increase, $1.1 million related to the CEO departure, $2.3 million was spent in additional advertising investment, insurance costs increased $1.3 million while less significant fluctuations in other categories comprised the remainder of the change. As a percentage of revenues, expenses improved slightly at 29.6% in the current period compared to 30.0% last year. Improvement as a percentage of revenue is primarily related to payroll and related costs.

For the nine months ended November 2, 2002, net interest income was $115,000 compared to net interest expense of $329,000 in the nine months ended
November 3, 2001. The improvement is a result of lower inventory balances and capital expenditures throughout the current year and higher sales levels in the third quarter, which resulted in higher invested cash balances and lower seasonal borrowings, coupled with lower borrowing rates in the current year.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and bank lines of credit. The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000, available for working capital, inventory financing through bankers' acceptances and letter of credit purposes. Availability of the bank commitment is limited to 45% of eligible inventory, not to exceed $50,000,000. At November 2, 2002, the bank commitment was $50,000,000.
Letters of credit and bankers' acceptances totaling $6,506,000 and $17,938,000, respectively, primarily to support inventory purchases, were outstanding, and $25,556,000 was available for borrowings or additional letters of credit. The Company ended the fiscal quarter with cash balances of $13.5 million, $8.5 million higher than at the prior year third quarter, due in part to lower inventory levels and lower capital expenditures.

Through the third quarter of Fiscal 2002, the Company has opened ten large format stores, seven outlets and three KIDS stores. Two regular stores were converted to the large format and ten under-performing stores were closed during the period. As of the end of the third quarter, the Company had 331 large format stores, 52 regular stores, 43 outlets and three KIDS stores for a total of 429 stores compared to 427 stores as of the end of the third quarter of Fiscal 2001. During the remainder of Fiscal 2002, the Company expects to open approximately eight additional stores, including two outlets and two KIDS stores. Approximately 15 stores are expected to close before the end of the year.

Over the next two and one-half years, the Company will have lease renewals related to approximately 200 stores. The Company plans to either renew or replace substantially all of the stores as leases expire. The Company also believes that it will be able to open over 100 KIDS stores over the next three years. The Company currently expects to finance its expansion objectives through cash flows from operations and its credit facility.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of November 2, 2002, the Company does not have any market risk sensitive instruments.


Item 4.  Controls and Procedures

Within 90 days prior to the date of this filing, an evaluation was performed under the supervision and with the participation of Company's management, including the Interim Executive Committee and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the Interim Executive Committee and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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


                                         THE BOMBAY COMPANY, INC.
                                         (Registrant)




                                         /s/  BRIAN N. PRIDDY

                                         Brian N. Priddy
                                         Executive Vice President - Operations
                                         Chairman - Interim Executive Committee






                                         /s/  ELAINE D. CROWLEY

                                         Elaine D. Crowley
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer


Date:   December 17, 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   December 17, 2002

                         /S/BRIAN N. PRIDDY

                        Brian N. Priddy
                        Executive Vice President - Operations
                        Chairman - Interim Executive Committee*









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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   December 17, 2002

                                                /S/ELAINE D. CROWLEY

                                                Elaine D. Crowley
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer