Form 10-K
period 2003-02-01
BOMBAY COMPANY INC
filed 2003-04-18
CIK 96287

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
  For the fiscal year ended February 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on August 3, 2003 was approximately $92,359,634.

Shares outstanding at April 5, 2003:  Common Stock, $1 Par Value: 33,629,036

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 15, 2003 (as expressly incorporated by reference in Part III).

                                   FORM 10-K
                                    PART I
ITEM 1. BUSINESS.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") design, source and market a unique line of fashionable home accessories, wall decor and furniture through a network of retail locations throughout the United States and Canada, through specialty catalogs, over the Internet and internationally through licensing arrangements.

Bombay's unique position in the market place is a result of its core competencies in design, sourcing and importing. Approximately 90% of its product is sourced from approximately 20 foreign countries. Over 95% of the product has been designed or styled to Bombay's specifications.

The Company is taking the opportunity to expand its product offering to a line of children's furniture, textiles and accessories. Following its introduction through catalog and Internet in Fiscal 2001, the Company opened its first five BombayKIDS stores during Fiscal 2002. Four of these stores reflect a combination format with a BombayKIDS store adjacent to a core Bombay store. The Company intends to open 25 to 30 BombayKIDS stores in the next year, and grow this portion of the business to over 100 stores over the next three years.

In addition to its primary retail operations, the Company has other operating initiatives underway which contributed incrementally to profitability but which were not significant to the Company's operations in Fiscal 2002. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations, including BombayKIDS and outlets.

 (b) Financial Information About Segments

The Company operates primarily in one business segment as a multi-channel retailer selling decorative home furnishings, furniture and related items.

(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates a chain of stores, located primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations. As of February 1, 2003, there were 370 Bombay stores in 42 states in the United States and 52 stores in nine Canadian provinces. Bombay also markets its products through its mail order operations in the United States and Canada and through e-commerce over the Internet at www.bombaycompany.com and www.bombay.ca.

The Company offers a diverse selection of products consisting of approximately 4,400 stock keeping units ("SKUs") of which over 95% of the product has been designed or styled to Bombay's specifications. Bombay's proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. The Company regularly updates its merchandise assortment by introducing new products while discontinuing others. The Company has a fashion component to its product offerings, primarily in the accessory and wall d{e'}cor areas, which is introduced seasonally. Other products with longer lives are discontinued as they approach the end of their life cycles. Approximately 2,600 new SKUs were introduced in both Fiscal 2002 and Fiscal 2001. Typically, new product introductions are concentrated during the
Company's spring, fall and Christmas marketing periods. The principal categories of merchandise include the following:

Furniture - The Company sells two broad categories  of  furniture  as described
below.   Bombay's  furniture is manufactured by contract manufacturers  located principally in China, Taiwan, Malaysia, the Philippines, Indonesia and India.

     Occasional Furniture - This category includes wood and metal hall tables, end and coffee tables, plant stands and other small accent tables, stands and curios that are ready-to-assemble, take home products. Occasional furniture represented 12%, 12% and 8% of total sales in Fiscal 2002, 2001 and 2000, respectively.

     Large Furniture - This category includes both wood and metal furniture focusing on the bedroom, living room, dining room and home office. Many of the larger items are displayed in store and stocked in the Company's distribution centers, available for store delivery typically within ten days. Large furniture represented 32%, 31% and 37% of total sales in Fiscal 2002, 2001 and 2000, respectively.

Accessories - This is the broadest category and represented 43%, 43% and 41% of total sales in Fiscal 2002, 2001 and 2000, respectively. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, baskets, crystal, ceramics, frames and desktop items, textiles, floral, candles and holiday. The items are imported from over 15 countries in Asia, North America and Europe.

Wall   Decor   -   This   category   includes   prints,   mirrors   and    wall
accessories, which represented 13%, 14% and 14% of total sales in Fiscal 2002, 2001 and 2000, respectively. This merchandise is sourced primarily from the United States, various countries in Asia and Canada.

Merchandise is manufactured to Company specifications through a network of contract manufacturers located principally in Asia and North America. Approximately 90% of production needs are sourced from foreign countries. The Company has branch offices located in Taiwan, Malaysia, Indonesia, China and Vietnam and utilizes agents in various countries to locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

Bombay is not dependent on any particular supplier and has had long standing relationships with many of its vendors. Over 65% of the Company's merchandise requirements are supplied by 35 contract manufacturers in 11 countries. No long-term production agreements are in place; however, agreements are generally in place with major manufacturers that prohibit the production of proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. The Company does business with its vendors principally in United States currency and has not historically experienced any material disruptions as a result of any foreign political, economic or social instabilities.

Usually it takes several months from the time a merchandise order is placed with a manufacturer until the goods are received at regional distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or a reordered product, lead times can vary from as little as two months to as much as twelve months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors especially in months when manufacturers are producing at or near peak capacity to meet seasonal demands. As a result, Bombay strives to maintain an adequate inventory position in its distribution centers to ensure a sufficient supply of products to its customers.

Store inventories are replenished from regional distribution centers located in Fort Worth, Texas; McDonough, Georgia; Gilbertsville, Pennsylvania; Mira Loma, California and Mississauga, Ontario. The Company plans to open a 300,000 square foot distribution center in Plainfield, Indiana during the third quarter of Fiscal 2003. The distribution centers are strategically located and provide the capability to replenish the majority of store inventories within 48 hours of when the order is processed. The Company uses dedicated trucks and less-than-truckload carriers to transport its product from its distribution centers to the stores.

Channels of Distribution

RETAIL

Stores and Real Estate

Historically, the Company has located its stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfy its demographic and financial return criteria. Over the next two years, 188 of the Company's store leases will come up for renewal. The Company is currently pursuing an off-mall strategy focusing on open-air lifestyle centers, high-end strip and to a lesser extent street locations. Such locations offer the opportunity to lower occupancy costs, improve operating efficiencies and provide a more convenient shopping experience for our customer. The Company's preference is to identify locations where it can operate a combined Bombay and BombayKIDS store, thereby realizing economies that come with a larger location while attracting a new and younger customer to Bombay.

In selecting store locations, the Company's real estate department conducts extensive analyses of potential store sites and bases its selection on the performance of other specialty retail tenants, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting. Currently 79% of the stores are mall based. The Company will seek out the most potentially profitable locations for the opening of new stores regardless of the venue. The Company is currently targeting 8,500 square foot locations where it can construct a Bombay store of approximately 4,500 square feet and a BombayKIDS store of approximately 4,000 square feet. Bombay mall stores are slightly smaller in size currently averaging approximately 3,600 square feet. New Bombay off-mall locations are expected to be in the 4,000 to 5,000 square foot range while mall stores are expected to be in the 3,500 to 4,500 square foot range. In addition to building new stores, the Company will continue to selectively convert its existing regular stores, which average approximately 1,800 square feet to the larger format. As of February 1, 2003, there were 37 regular stores left in the chain.

At February 1, 2003, the store chain included a total of 46 outlet stores. The Company views the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further capitalize on its strength in designing and sourcing proprietary product.

Following is a table summarizing the Company's store activity and composition:



                               February 1   February 2   February 3
                                  2003         2002         2001

   Number of stores:
       Beginning of year...        419         408          415
       Opened..............         28          32           10
       Closed..............         25          21           17
       End of year.........        422         419          408
   Store composition:
        Large format.......        334         324          291
        Regular............         37          59           93
        Outlet.............         46          36           24
        BombayKIDS.........          5           -            -
   Retail square footage:*
        Large format.......      1,297        1,244        1,116
        Regular............         68          107          163
        Outlet.............        193          151           92
        BombayKIDS.........         20            -            -
        Total..............      1,578        1,502        1,371

* In thousands.


During Fiscal 2003, the Company plans to open approximately 75 to 85 new stores, which includes 25 to 30 BombayKIDS stores and two outlet locations. The Company plans to close 30 to 35 stores, ending the year with approximately 465 to 475 stores. For store count purposes, a combined Bombay and BombayKIDs location represents two stores.

The Company's average cost of leasehold improvements, furniture, fixtures and machinery for stores (excluding outlets) opened or converted in Fiscal 2002, net of landlord allowances, was approximately $250,000 per store or $55 per square foot. In addition, other investments, which consist primarily of inventory in the store location, averaged approximately $95,000 per large format store. The Company expects the average net cost of a BombayKIDs store to be slightly higher than a Bombay large format store, in total and on a per square foot basis due to higher fixturing costs. Inventory investment is expected to average $100,000 for a BombayKIDs store. The average cost of leasehold improvements, furniture, fixtures and machinery for outlet stores opened in Fiscal 2002, net of landlord allowances, was approximately $105,000 per store while the inventory investment averaged approximately $75,000 per store. Inventory physically in store is approximately 40% of the total inventory investment on a per store basis. Bombay stores typically achieve store level operating profitability during their first full year of operations and reach maturity in three years.

As of February 1, 2003, 370 stores were operating in 42 states in the United States and 52 stores were operating in nine provinces in Canada as illustrated in the map below.




{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlines, labeled with the appropriate number of Bombay stores located in each, as follows:

UNITED STATES:
        AL - 6                    KY - 3                   NY - 17
        AR - 1                    LA - 7                   OH - 13
        AZ - 5                    MA - 11                  OK - 5
        CA - 48                   MD - 10                  OR - 2
        CO - 6                    MI - 10                  PA - 16
        CT - 7                    MN - 4                   RI - 1
        DE - 2                    MO - 5                   SC - 6
        FL - 36                   MS - 3                   TN - 11
        GA - 18                   NC - 12                  TX - 30
        IA - 1                    NE - 1                   UT - 3
        ID - 1                    NH - 4                   VA - 15
        IL - 14                   NJ - 17                  WA - 4
        IN - 5                    NM - 1                   WI - 2
        KS - 3                    NV - 3                   WV - 1


CANADA:
        AB - 3                    NB - 1                   ON - 28
        BC - 8                    NF - 1                   PQ - 7
        MB - 1                    NS - 2                   SK - 1 }

Internet

The Company offers virtually all its retail SKUs for electronic commerce through its websites for Bombay, BombayKIDS, Bombay Outlets and Bombay Canada, which was launched in 2003. The Company continues to pursue various online marketing partnerships to broaden its reach to additional customers. Business to consumer revenues over the Internet were approximately $8 million in Fiscal 2002. The Company also maintains websites supporting its wholesale activities.

WHOLESALE

Bailey Street Trading Company - During Fiscal 2000, the Company created a wholesale division, Bailey Street Trading Company ("Bailey Street"). The brand is separate from Bombay and allows the Company to capitalize on its strengths in product design, sourcing and importing. Current product offerings are focused on furniture but may be expanded to include wall decor and accessories in the future. Bailey Street distributes its merchandise to a variety of customers including independent gift stores, catalogers, department stores, furniture stores and mass merchants through a network of independent regional sales representatives. During Fiscal 2002, Bailey Street exceeded its revenue goals, reaching $8.4 million compared to $2.2 million in Fiscal 2001.

International - Bombay International, Inc. ("International") is the Company's international licensing distribution channel. International operations have extended to ten licensed stores as of the end of Fiscal 2002 operating in the Middle East and the Caribbean. International revenues more than doubled to $3.5 million. In the short-term, the Company plans to continue expansion abroad through licensing and distribution agreements in existing markets or with current partners. During Fiscal 2003, approximately six to eight additional International stores are planned to open by our licensees.

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

The Company believes that its trademarks have significant value and that these marks enhance the Bombay{reg-trade-mark} brand and are instrumental in the Company's ability to create, sustain demand for and market its product. From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's product or that otherwise infringe upon trademark or tradedress rights held by the Company. The Company has and will continue to vigorously defend it rights under the marks as necessary.

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

Competition

The home furnishings and decorative accessories market is highly fragmented. The Company faces competition from furniture stores, department stores and other specialty retailers. The Company believes that it competes primarily on the basis of style, selection, quality and value of merchandise.

Employees

The Company has approximately  5,000  employees,  which  include  approximately
3,000 part-time employees, and is not a party to any union contract.   Employee
relations are considered to be good.

Risks and Uncertainties

All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward-looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic pessimism and declining consumer sentiment; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government regulations; risks associated with international business; potential travel or import restrictions due to communicable diseases; terrorism; war or threat of war; regional weather conditions; hiring and retention of key management personnel and other risks and uncertainties.


(d) Financial Information About Geographic Areas

The Company operates in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores, mail order and Internet in the United States and Canada. The Company's wholesale operations have been immaterial to the operations and financial results of the Company to date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):




                                    Year Ended
                      February 1   February 2   February 3
                         2003        2002         2001

Net revenues:
    United States       $442,339     $388,789     $375,275
    Canada                51,661       48,668       48,184
        Total           $494,000     $437,457     $423,459

Long-lived assets:
    United States        $46,201      $51,367      $53,448
    Canada                 4,040        4,226        4,006
       Total             $50,241      $55,593      $57,454


(e) Available Information

The Company makes available free of charge through its website, http://www.bombaycompany.com, all materials that it files electronically with the SEC, including the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing or furnishing such materials with the SEC.

Any materials filed by the Company with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

ITEM 2.  PROPERTIES.

The Company owns its United States headquarters office complex of which it occupies approximately 87,000 square feet. The Company leases stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:




                                            Square Feet
        Description                     Owned        Leased

   Stores:
       Outlet                             --         193,000
       Regular                            --         103,000
       Large format                       --       1,282,000
   Distribution centers:
       Mira Loma, CA                      --         156,000
       McDonough, GA                      --         254,000
       Gilbertsville, PA                  --         300,000
       Fort Worth, TX                     --         350,000
       Mississauga, ON, CAN               --         114,000
   Offices and storage:
       Mississauga, ON, CAN...            --           9,000
       Regional sites...                  --           2,000
       Fort Worth, TX                121,000          24,000
                                     121,000       2,787,000


Leases generally have 10 year terms, expiring between 2003 and 2013. Rents under the store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2002, Fiscal 2001 and Fiscal 2000 totaled $50,669,000, $47,366,000 and $45,137,000, respectively.

As of the end of Fiscal 2002, the minimum rental commitments for future fiscal years related to real estate properties totaling $206,508,000. Subsequent to the end of the year, the Company entered into leases with an aggregate commitment of $21,301,000. Commitments by year are as follows (in thousands):




                                      Subsequent   Total at
                         February 1       to       April 15
    Fiscal                  2003       Year End      2003
    2003                  $43,388         $858      $44,246
    2004                   32,642        1,958       34,600
    2005                   25,417        1,958       27,375
    2006                   23,502        2,030       25,533
    2007                   22,043        2,119       24,162
    Thereafter in total    59,516       12,378       71,893
                         $206,508      $21,301     $227,809



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

On February 13, 2003, the Company agreed to settle a wage and hour lawsuit in California. The action alleged that the Company had improperly classified its California store managers as exempt from overtime pay and sought to recoup such pay on behalf of the class. In order to avoid the expense of the litigation, the Company agreed to settle the action for approximately $1,350,000, subject to final documentation and judicial approval in due course. The settlement was included in selling, general and administrative expenses during the Company's Fiscal 2002 fourth quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.

(a) The principal market for the registrant's common stock is the New York Stock Exchange. The high and low trading prices, quoted by fiscal quarter, follow:



Year ended                          Year ended
February 1, 2003   High    Low      February 2, 2002   High     Low

First quarter     $4.45   $2.14     First quarter     $3.29    $2.26
Second quarter     5.25    2.61     Second quarter     3.65     2.50
Third quarter      3.10    2.15     Third quarter      3.13     2.01
Fourth quarter     5.95    2.96     Fourth quarter     2.88     2.10


(b) The approximate number of record holders of common stock on March 31, 2003 was 2,000.

(c) The Company has bank credit agreements with restrictions related to payment of dividends. The Company has not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of its retail stores and operating purposes.

(d)  The information required by this item appears under the caption "Approval
     of  the  Executive  Management  Incentive   Compensation  Plan,  as
     Amended Proposal 2)" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data has been derived from the consolidated financial statements of The Bombay Company, Inc. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.



                                                       Year Ended

Financial Data:       February 1   February 2   February 3   January 29   January 30
                         2003         2002         2001         2000         1999

Net revenues*         $494,000     $437,457     $423,459      $392,578    $358,565
 Net revenues
  increase                 13%           3%           8%            9%           7%
 Same store sales
  increase(decrease)        5%         (2)%           5%            5%           6%
 Net income*            $7,217       $3,724       $8,645        $7,342       $4,010
 Basic and diluted
  earnings per share      $.22         $.11         $.26          $.20         $.11
 Total assets*        $236,189     $206,889     $206,651      $201,872     $193,519
 Stockholders'
  equity*             $169,408     $158,707     $154,727      $156,248     $156,143
 Return on average
  assets                  3.3%         1.8%         4.2%          3.7%         2.1%
 Return on average
  equity                  4.4%         2.4%         5.6%          4.7%         2.6%

Operating Data:
 Average sales per
  store open for
   full fiscal year*    $1,098       $1,012       $1,012          $926         $863
 Average sales per
  square foot             $296         $288         $306          $288         $278
 Number of stores:
   Beginning of year       419          408          415           412          415
   Opened                   28           32           10            19           15
   Closed                   25           21           17            16           18
   End of year             422          419          408           415          412
 Store composition:
   Large format            334          324          291           270          251
   Regular                  37           59           93           125          148
   Outlet                   46           36           24            20           13
   BombayKIDS                5            -            -             -            -
 Retail square
  footage:*
   Large format          1,297        1,244         1,116         1,049          989
   Regular                  68          107           163           216          253
   Outlet                  193          151            92            72           50
   BombayKIDS               20            -             -             -            -
   Total                 1,578         1,502        1,371         1,337        1,292

The Company has paid no cash dividends during the periods presented.

* In thousands.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
The Bombay Company, Inc. ("Company" or "Bombay") designs, sources and markets a unique line of fashionable home accessories, wall d{e'}cor and furniture through 422 retail stores in 42 states in the United States and nine Canadian provinces, through specialty catalogs and over the Internet principally in the U.S. and Canada. Merchandise is manufactured to Company specification through a network of contract manufacturers in approximately 20 countries located principally in Asia and North America.

In addition to its primary retail operations, the Company has several other operating initiatives underway, all of which contributed incrementally to profitability but which were not significant to the Company's operations in Fiscal 2002.

Following its introduction through catalog and Internet in Fiscal 2001, the first BombayKIDS stores, featuring children's furniture, textile and accessory collections, were opened in Fiscal 2002. Four of these stores reflect a combination format with a BombayKIDS store adjacent to a core Bombay store. Sales of BombayKIDS product, both through store locations as well as direct marketing, increased to $8.2 million from $1.9 million last year. With the success and potential of this product line, the Company intends to open 25 to 30 BombayKIDS stores in the next year, and grow this portion of the business to over 100 stores over the next three years.

Bailey Street Trading Company ("Bailey Street"), which represents the Company's wholesale operations, began in Fiscal 2000. During Fiscal 2002, Bailey Street exceeded its revenue goals, reaching $8.4 million in Fiscal 2002 compared to $2.2 million in Fiscal 2001. Bailey Street continues to expand its customer base which includes independent gift stores, catalogers, department stores, furniture stores and mass merchants.

Bombay International, Inc. ("International") has expanded to ten licensed stores currently operating in the Middle East and the Caribbean. International revenues more than doubled in Fiscal 2002, to $3.5 million. By partnering with strong licensees in opportunistic markets, International continues to offer the Company the potential for growth with limited capital investment. During Fiscal 2003, approximately six to eight additional International stores are planned to open.

The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season).

Because the majority of the Company's products are proprietary, the impact of inflation on operating results is typically not significant. The Company attempts to alleviate inflationary pressures by improving designs, finding alternative production sources in lower cost countries and increasing selling prices (subject to competitive conditions).

The Company has a retail (52-53 week) fiscal year that ends on the Saturday nearest January 31. Fiscal 2002 and Fiscal 2001 represent 52 week periods while Fiscal 2000 included 53 weeks.


Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report to Shareholders under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic pessimism and declining consumer sentiment; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology;
security of the technological infrastructure; changes in government regulations; risks associated with international business; potential travel or import restrictions due to communicable diseases; terrorism; war or threat of war; regional weather conditions; hiring and retention of key management personnel and other risks and uncertainties.

NET REVENUES

Net revenues consist of sales to retail customers and wholesale sales through Bailey Street and to our international licensees as well as shipping fees. Shipping fees reflect revenue from customers for delivery of merchandise.



                 (In millions)
                             Fiscal     Fiscal   Fiscal
                               2002       2001     2000

   Sales.................     $489.4     $434.7   $421.5
   Shipping..............        4.6        2.8      2.0
      Total..............     $494.0     $437.5   $423.5



Fiscal 2002

Net revenues increased $56.5 million, or 13%, to $494.0 million, compared to $437.5 million in Fiscal 2001. Revenues from retail operations increased $48.3 million, or 11%, from the prior year. Same store sales (stores in existence for one year or more) increased 5% for the year. New stores also contributed to revenue growth, as the Company opened 14 large format stores, 9 outlets and 5 BombayKIDS stores while expanding 2 stores from the regular to the large format. Sales growth from new real estate activity was partially offset by store closures. Internet and mail order revenues grew 73% to $20.6 million from $11.9 million last year, fueled by sales of BombayKIDS product and improvement made to the Company's website. The remainder of the increase was the result of growth in the Company's wholesale operations. Bailey Street revenues increased to $8.4 million in Fiscal 2002 from its prior year level of $2.2 million. International revenues more than doubled to approximately $3.5 million in the current year.

From a merchandise mix standpoint, all categories increased in dollars. However, growth in furniture outpaced the other categories due to the improved in-stock position and the improved selling environment for big ticket items compared to last year. Sales in Fiscal 2002 consisted of 44% furniture, 43% accessories and 13% wall decor. In Fiscal 2001, the sales mix was 43% furniture, 43% accessories and 14% wall decor. The number of retail transactions for the year increased 7% and the average ticket increased 4% to $82 from $79 last year.

All regions of the U.S. and Canada reported mid single-digit same store sales increases. At the end of Fiscal 2002, the Company had 334 large stores, 37 regular stores, 46 outlets and five BombayKIDS stores. During the year, 25 stores were closed. Total retail square footage increased 5% compared to year-end Fiscal 2001, while the number of stores increased by a net 3 units.

Fiscal 2001

Net revenues increased $14.0 million, or 3%, to $437.5 million, compared to $423.5 million in Fiscal 2000 primarily due to new store openings. During the year, the Company opened 32 new stores, including 12 outlets, and 18 regular stores were converted to the large store format. These increases were partially offset by the closure of 21 stores. Same store sales declined 2% for the year. The lack of a 53rd week during Fiscal 2001 adversely impacted sales comparisons by approximately 2%. At the end of Fiscal 2001, the Company had 324 large stores, 59 regular stores and 36 outlets resulting in a 10% increase in retail square footage.

Our customers' resistance to big-ticket purchases during the year resulted in a shift in the overall product mix. Furniture sales were 43% of the total during Fiscal 2001 compared to 45% in Fiscal 2000. Accessories represented 43% compared to 41% in the prior year, while wall d{e'}cor (principally prints, mirrors and sconces) accounted for 14% in both years. Total transactions for the year increased 2% while the average ticket remained constant at $79. The growth in the accessories business resulted in an increase in the average number of items per transaction year over year, offsetting the impact of shifts in the product mix.

All regions of the U.S. and Canada reported low single-digit same store sales declines for the year. Outlet stores continued to perform well during Fiscal 2001, reporting low single-digit same store sales gains.

COST OF SALES, BUYING AND STORE OCCUPANCY COSTS



              (In millions)
                                         Fiscal     Fiscal     Fiscal
                                          2002       2001       2000

  Cost of sales, buying
      and occupancy costs                $344.0     $309.6     $291.7
  Shipping                                  5.6        3.9        2.3
   Total                                 $349.6     $313.5     $294.0



Fiscal 2002

Cost of sales, including buying and store occupancy costs, for Fiscal 2002 was $349.6 million or 70.8% of revenues. As a percentage of revenues, these costs declined from 71.7% in Fiscal 2001. Product margins declined 40 basis points as the Company targeted key price points to drive volume. Buying and occupancy costs were 19.1% of revenues, a 130 basis points decline, as a result of leveraging costs against the stronger sales levels. Buying and occupancy costs included impairment charges totaling $.7 million to write down the fixed assets related to six unprofitable stores.

Fiscal 2001

Cost of sales, including buying and store occupancy costs, for Fiscal 2001 was $313.5 million or 71.7% of revenues. As a percentage of revenues, these costs increased from 69.4% in Fiscal 2000. Product margins declined 130 basis points as a result of the more promotionally driven retail environment. Same store sales declines, which contributed to lower sales per square foot, resulted in negative leverage of the buying and occupancy costs.

These costs were 20.4% of revenues, an increase of 90 basis points compared to the prior year. Buying and occupancy costs included an impairment charge of $.7 million to write down the fixed assets related to eleven unprofitable stores.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Fiscal 2002

Selling, general and administrative expenses were $132.3 million compared to $117.6 million in Fiscal 2001. As a percentage of sales, expenses were slightly lower at 26.8% in Fiscal 2002 compared to 26.9% in Fiscal 2001. Fiscal 2002 included a charge of $1.1 million relating to the departure of the Chief Executive Officer and a $1.3 million charge related to the settlement of a California wage and hour lawsuit. Excluding these charges, selling, general and administrative costs were 26.3% of revenues. The Company was able to leverage costs such as store payroll, depreciation and other fixed costs against the higher revenue base. However, this leverage was somewhat offset by increases in other areas including investments made in marketing, higher insurance costs and higher credit card costs as a result of a change in private label credit card provider.

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


INTEREST

Fiscal 2002

During Fiscal 2002, the Company had interest income of $331,000 and interest expense of $152,000, compared to interest income of $248,000 and interest expense of $566,000 in Fiscal 2001. Improvement resulted from higher average cash balances generated through higher sales and profits, lower capital expenditures and lower average inventory levels, resulting in lower utilization of the credit facility. In addition, borrowings were at lower interest rates.

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

INCOME TAXES

The Company provided income taxes of $5.1 million, $2.3 million and $5.8 million in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. The effective rates were 41.2%, 38.6% and 40.0% in the respective periods. Fluctuations in the effective rate were primarily related to foreign taxes that change in accordance with earnings in the Canadian subsidiary and in state tax expenses that have not changed proportionately to income before income taxes. The increased effective rate during Fiscal 2002 was due primarily to a multi-year tax settlement in Canada.


LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity and capital resources are cash flows from operations and a line of credit with banks. The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50.0 million for working capital and letter of credit purposes. The bank commitment is limited to 45% of saleable inventory. At February 1, 2003, the bank commitment was $46.0 million, and $38.3 million was available for borrowings or additional letters of credit. The credit facility expires July 5, 2005.

Fiscal 2002

At February 1, 2003, cash and short-term investments were $56.6 million, $18.2 million higher than at February 2, 2002. The primary sources of cash were net income including non-cash depreciation and amortization expense, increases in payables including those related to higher inventory purchases, taxes, payroll and insurance as well as proceeds from the exercise of stock options. These sources were partially offset by higher inventory levels and capital expenditures for store construction and routine equipment purchases.

At February 1, 2003, inventory levels were $13.0 million higher than at the previous year end due to improved flow of product to support the strong sales trend experienced during the second half of Fiscal 2002, and to support continued growth into Fiscal 2003.

Capital expenditures totaled $10.2 million and included the costs of 28 new stores and the conversion of two regular stores to the larger format, as well as continued investments in software and equipment. The capital expenditures program for Fiscal 2003 is planned at approximately $30 to $35 million with the majority relating to the Company's store opening plans. The Company plans to open approximately 75 to 85 new stores including 25 to 30 BombayKIDS stores. Generally, a new or converted store is profitable in its first full year of operations. Approximately $4 to $5 million of the capital expenditures program relates to improvement in information systems including the point-of-sale software and communication infrastructure upgrades. Another $4 million of the program has been allocated for distribution center investment to support Company growth. A 300,000 square foot leased facility in the Midwest is expected to open in the early fall, and the Company also plans to expand its East Coast distribution center and replace outdated scanning devices. The remainder relates to other routine purchases required in the normal course of business.

In connection with continuing operations, the Company has various contractual obligations and commercial commitments requiring payment in future periods, summarized in the table below.




(In thousands)
                                                  Payments Due by Period
                                      Less than      1-3        4-5     After 5
                            Total       1 Year      Years      Years     Years

CONTRACTUAL OBLIGATIONS

Real estate operating
 leases                   $206,508      $43,388     $81,561   $41,371   $40,188
Unconditional purchase
  orders                   170,025      170,025           -         -         -
Equipment operating
 leases                      1,216          614         602         -         -
Employment
 contracts                     960          960           -         -         -
Other contractual
 obligations                 9,106        6,000       3,062        44         -
  Total contractual
   cash obligations       $387,815     $220,987     $85,225    $41,415   $40,188

COMMERCIAL COMMITMENTS
Import letters of
 credit                     $5,736       $5,736     $     -    $     -   $     -
Standby letters of
 credit                      1,957        1,957           -          -         -
Guarantees of travel
  cards                         75           75           -          -         -
    Total commercial
      commitments           $7,768        $7,768     $    -    $     -   $     -




The Company intends to fund its operations and planned capital expenditures program through its current cash position, cash flows from operations and credit facility. With its current growth plans, the Company may have a need to increase its credit facility or obtain alternative financing arrangements given the current, favorable interest rate environment.

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

The Company regularly evaluates its compliance with the lower of cost or market principle. Items are evaluated by stock keeping unit ("SKU") and to the extent that the cost of the item exceeds the current selling price, provision is made to reduce the carrying cost of the item. Additionally, the Company reviews the aging of its inventory by SKU. The carrying cost of the item is reduced based upon certain age criteria and product category. Since the determination of carrying value of inventory involves both estimation and judgment of cost and market value, differences in these estimates could result in valuations that vary from the recorded asset.

Each month, the Company records an allowance for shrinkage to provide for the cost of lost or stolen inventory. The amount of the allowance is determined based upon the historical shrinkage results and is adjusted at least annually to reflect current circumstances. Inventory is physically counted at all locations at least once each year, at which time actual results are reflected in the financial statements. Physical counts were taken at all stores and all the distribution centers during January 2003.

Impairment of Long-Lived Assets

Long-lived assets with definite lives are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life using a probability-weighted approach to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, a charge equal to the difference between the assets' fair value and carrying value is recorded as an impairment. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Deferred Taxes

The Company currently has recorded $11.2 million of deferred tax assets representing the difference between the timing of deductions taken for financial statement purposes and for tax purposes. Underlying the assumption that the benefit of those assets will be recoverable in some future period is the concept that the Company will have future taxable income. If future conditions indicate that the benefit of the deferred tax assets will not be fully realized, a valuation allowance will be recorded to reduce the assets to their estimated realizable value.

Insurance

The Company is self-insured with respect to medical and dental insurance coverage offered to its eligible employees, up to a maximum of $125,000 per claim. Above that amount, medical insurance coverage is in place. In connection with the self-insured portion, the Company maintains a liability for claims that are in the process of being paid and those that have been incurred but not yet reported to the Company's insurance carrier. The amount of the liability is estimated based upon historical claims experience and actuarial estimates regarding the exposure for claims incurred but not yet reported. At February 1, 2003, the balance of the medical and dental liability was $1.1 million.

Beginning in Fiscal 2001, the Company also maintains workers' compensation insurance coverage with a deductible of $100,000 per claim. At February 1, 2003, the Company had recorded a liability of $2.3 million representing the estimated amount that will have to be paid in future periods related to the settlement of claims under the insurance policies for Fiscal 2002 and Fiscal
2001. The amount of the liability reflects expected remaining workers' compensation claims based upon actuarial estimates made by the Company's insurance carrier, utilizing historical claims experience and other relevant information and trends. Prior to Fiscal 2001, the Company's workers' compensation insurance was not subject to a deductible.

If circumstances change or if information becomes available that would indicate that future payments with respect to insurance liabilities would be different than what was previously estimated, such liabilities will be adjusted accordingly. Since the amounts recorded for insurance liabilities are based upon various estimates, actual future requirements could vary from the recorded liabilities.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The standard is effective for the Company's financial statements beginning in the first quarter of Fiscal 2003, and its adoption is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
-  Transition  and  Disclosure  - an amendment of FASB Statement No. 123  ("FAS
148"). FAS 148 requires additional disclosure regarding stock-based compensation both in annual and interim financial statements. The Company has adopted the disclosure provisions of FAS 148.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of February 1, 2003 the Company had no market risk sensitive instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the consolidated financial statements is found on page 23. The Company's consolidated financial statements and notes to the consolidated financial statements follow the index.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the captions "Approval of the Executive Management Incentive Compensation Plan, as Amended (Proposal 2)" and "Security Ownership" and in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item appears under the caption "Certain Transactions" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including the Executive Committee and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chair of the Executive Committee and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

      (1)Financial Statements:

         Report of Independent Accountants
         Consolidated Statements of Income  for  the  Years  Ended  February 1,
           2003, February 2, 2002 and February 3, 2001
         Consolidated Balance Sheets at February 1, 2003 and February 2, 2002 Consolidated Statements of Cash Flows for the Years Ended February 1,
           2003, February 2, 2002 and February 3, 2001
         Consolidated  Statements  of  Stockholders' Equity for the Years Ended
           February 1, 2003, February 2, 2002 and February 3, 2001
         Notes to Consolidated Financial Statements

      (2)Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Exhibits:

         A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K.

    The Securities and Exchange Commission requires the filing of a Form 8-K for certain events specified under Sections 13 or 15(d) of the Securities Exchange Act of 1934, for nonpublic information required to be disclosed by Regulation FD, or for any other information which the Company deems of importance to security holders. No reports on Form 8-K were filed during the quarter ended February 1, 2003.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE BOMBAY COMPANY, INC.
                                      (Registrant)



Date:  April 16, 2003                 /s/ BRIAN N. PRIDDY
                                      Brian N. Priddy
                                      Executive Vice President, Operations
                                      Chairman, Executive Committee*

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                       Position                    Date

/s/ JAMES D. CARREKER           Chairman of the Board           April 17, 2003
  James D. Carreker

                                Director
  John H. Costello

/s/ GLENN E. HEMMERLE           Director                        April 16, 2003
  Glenn E. Hemmerle

/s/ JULIE L. REINGANUM          Director                        April 17, 2003
 Julie L. Reinganum


   Bruce R. Smith               Director

/s/ NIGEL TRAVIS
    Nigel Travis                Director                        April 17, 2003

/s/ ELAINE D. CROWLEY           Senior Vice President,          April 16, 2003
  Elaine D. Crowley             Chief Financial Officer
                                and Treasurer



* On August 20, 2002, the Company announced the resignation of its Chairman, President and Chief Executive Officer. An Executive Committee of management has been appointed to direct the Company's business until a new Chief Executive Officer is named.

                                CERTIFICATION

I, Brian N. Priddy, certify that:

1. I have reviewed this annual report on Form 10-K of The Bombay Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   April 15, 2003


                                            /s/ BRIAN N. PRIDDY
                                            Brian N. Priddy
                                            Executive Vice President, Operations
                                            Chair, Executive Committee

                                CERTIFICATION

I, Elaine D. Crowley, certify that:

1. I have reviewed this annual report on Form 10-K of The Bombay Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 16, 2003



                                      /s/ ELAINE D. CROWLEY
                                      Elaine D. Crowley
                                      Senior Vice President, Chief
                                      Financial Officer and Treasurer

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

Report of Independent Accountants                                          24
Consolidated Statements of Income for the Years Ended
 February 1, 2003, February 2, 2002 and February 3, 2001                   25
Consolidated Balance Sheets at February 1, 2003 and February 2, 2002 Consolidated Statements of Stockholders' Equity for the Years Ended
 February 1, 2003, February 2, 2002 and February 3, 2001                  27-28
Consolidated Statements of Cash Flows for the Years Ended February 1,
 2003, February 2, 2002 and February 3, 2001                               29
Notes to Consolidated Financial Statements                                30-38
Unaudited Quarterly Financial Data                                         39

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of The Bombay Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 23 present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
Fort Worth, Texas
March 11, 2003



                       CONSOLIDATED STATEMENTS OF INCOME

                   The Bombay Company, Inc. and Subsidiaries
                   (In thousands, except per share amounts)



                                                 Year Ended
                                     February 1     February 2    February 3
                                        2003           2002          2001


Net revenues                           $494,000      $437,457      $423,459

Costs and expenses:
 Cost of sales, buying and store
   occupancy costs                      349,599       313,484       294,043
 Selling, general and
  administrative expenses               132,305       117,589       115,559
 Interest expense (income), net           (179)           318         (543)

                                        481,725       431,391       409,059

Income before income taxes               12,275         6,066        14,400
Provision for income taxes                5,058         2,342         5,755

   Net income                            $7,217        $3,724        $8,645

Basic earnings per share                   $.22          $.11          $.26

Diluted earnings per share                 $.22          $.11          $.26

Average common shares outstanding        33,048        32,967        33,262

Average common shares outstanding
 and dilutive potential common
   shares                                33,298         32,992       33,292



The accompanying notes are an integral part of these consolidated financial statements.





                          CONSOLIDATED BALANCE SHEETS
                   The Bombay Company, Inc. and Subsidiaries
                         (In thousands, except shares)

                                                        February 1    February 2
                                                          2003            2002
ASSETS
Current assets:
 Cash and cash equivalents (short-term investments
  of $46,622 and $31,437 respectively)                   $56,608       $38,415
 Inventories, at lower of cost or market                 102,768        89,798
 Other current assets                                     21,123        16,893

   Total current assets                                  180,499       145,106

Property and equipment, at cost:
  Land                                                       892           892
  Building                                                 5,198         5,198
  Leasehold improvements                                  81,827        80,291
  Furniture and equipment                                 33,345        30,622

                                                         121,262       117,003

  Accumulated depreciation                              (75,961)      (68,290)

   Net property and equipment                             45,301        48,713

Deferred taxes and other assets                            9,966        12,640
Goodwill, less amortization of $611 and $604,
 respectively                                                423           430

    Total assets                                        $236,189      $206,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $37,202       $24,825
  Income taxes payable                                     6,673        3,220
  Accrued payroll and bonuses                              7,192         5,015
  Gift certificates redeemable                             5,923         5,724
  Accrued Insurance                                        3,609         2,456

     Total current liabilities                            60,599        41,240

Accrued rent and other liabilities                         6,182         6,942

STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value, 1,000,000 shares
   authorized
 Common stock, $1 par value, 50,000,000 shares
  authorized, 38,149,646 shares issued                     38,150        38,150
    Additional paid-in capital                             75,446        75,267
    Retained earnings                                      76,361        69,144
    Accumulated other comprehensive income (loss)         (1,394)       (1,776)
    Common shares in treasury, at cost, 4,621,440
      and 5,112,696 shares, respectively                 (18,918)      (20,861)
         Stock purchase loans and accrued interest                        (950)
         Deferred compensation                              (237)         (267)
     Total stockholders' equity                          169,408       158,707

         Commitments and contingencies (Note 5)

     Total liabilities and stockholders' equity          $236,189      $206,889


The accompanying notes are an integral part of these consolidated financial statements.



       27 AND 28




                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)

                                                                                                               Accumulated
                          Common Stock    Treasury Stock    Additional   Stock                           Other          Annual
                                                             Paid-In    Purchase Deferred  Retained   Comprehensive  Comprehensive
                         Shares   Amount  Shares   Amount    Capital     Loans     Comp.   Earnings   Income(Loss)      Income

Total,
  January 29, 2000       38,150  $38,150  (2,677) $(13,129)  $76,082    $(617)    $   -     $56,775       $(1,013)
Purchases of
  treasury shares             -        -  (3,040)  (10,303)        -        -         -           -             -
Shares contributed
  or sold to
   employee benefit
     plans                    -        -     130       541      (250)       -         -           -             -
Director fee
  distributions               -        -       2         7        (1)       -         -           -             -
Restricted stock
  distributions               -        -      28       130        24        -         -           -             -
Shares sold to
  officers with stock
   purchase loans             -        -     101       434      (120)    (314)        -           -             -
Interest charged on
  stock purchase
   loans                      -        -       -         -         -      (60)        -           -             -
Net income                    -        -       -         -         -        -         -        8,645            -       $8,645
Foreign currency
  translation
   adjustments                -        -       -         -         -        -         -            -         (254)        (254)

Total,
  February 3, 2001       38,150   38,150  (5,456)  (22,320)   75,735     (991)        -       65,420       (1,267)      $8,391
Purchases of
  treasury shares             -        -     (39)     (103)        -        -         -            -            -
Shares contributed or
  sold to  employee
    benefit plans             -        -      102      418      (225)       -         -            -            -
Director fee
  distributions               -        -       30      123       (48)       -         -            -            -
Restricted stock
  distributions               -        -      250    1,021      (195)       -      (552)           -            -
Deferred compensation
  expense                     -        -        -        -         -        -       285            -            -
Collections of stock
  purchase loans              -        -        -        -         -       86         -            -            -
Interest (charges)
  collections on
    stock purchase
      loans, net              -        -        -        -         -      (45)        -            -            -
Net income                    -        -        -        -         -        -         -        3,724            -       $3,724
Foreign currency
 translation
   adjustments                -        -        -        -         -        -         -            -         (509)        (509)

Total,
  February 2, 2002       38,150   38,150  (5,113)  (20,861)   75,267      (950)    (267)      69,144       (1,776)      $3,215
Purchases of
  treasury shares             -        -    (202)     (895)        -       864        -            -            -
Shares contributed
  or sold to employee
    benefit plans             -        -      66       271       (89)        -        -            -            -
Exercise of stock
 options                      -        -     596     2,438        45         -        -            -            -
Director fee
  distributions               -        -      77       313         3         -        -            -            -
Restricted stock
  distributions               -        -     (45)     (184)      220         -      (44)           -            -
Deferred compensation
  expense                     -        -       -         -         -         -       74            -            -
Net repayments of
  stock purchase
   loans                      -        -       -         -         -       103        -            -            -
Interest charges on
  stock purchase
    loans, net                -        -       -         -         -       (17)       -            -            -
Net income                    -        -       -         -         -         -        -        7,217            -       $7,217
Foreign currency
  translation
    adjustments               -        -       -         -         -         -        -            -          382          382
Total,
  February 1, 2003       38,150  $38,150  (4,621) $(18,918)  $75,446     $   -    $(237)     $76,361      $(1,394)      $7,599


The accompanying notes are an integral part of these consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)

                                                             Year Ended

                                               February 1    February 2    February 3
                                                   2003          2002          2001

Cash flows from operating activities:
 Net income                                       $7,217       $3,724        $8,645
 Adjustments to reconcile net income to
    net cash from operations:
   Depreciation                                   12,740       13,000        11,748
   Amortization                                    2,743        3,472         3,003
   Restricted stock compensation                      66          298            98
   Deferred taxes and other                       (1,543)        (707)          248
Change in assets and liabilities:
   (Increase) decrease in inventories            (12,430)      14,090       (14,692)
   (Increase) decrease in other current
      assets                                      (2,033)        (807)       (2,113)
   Increase in accounts payable and
     accrued expenses                             13,624           50           256
   Increase (decrease) in income taxes
     payable                                       3,608       (2,700)          764
   Increase (decrease) in accrued payroll
     and bonuses                                   2,156         (607)        1,137
   (Increase) decrease in noncurrent
      assets                                          13           74            62
   Increase in noncurrent liabilities               (535)        (563)            9

    Net cash provided by operations               25,626       29,324         9,165

Cash flows from investing activities:
  Purchases of property, equipment and
    other                                        (10,224)     (14,127)     (16,721)
  Proceeds from sale of property and
      equipment                                      289         614          375

    Net cash used by investing activities         (9,935)     (13,513)     (16,346)

Cash flows from financing activities:
  Purchases of treasury stock                        (31)       (103)      (10,303)
  Sale of stock to employee benefit plans            182         193           291
  (Issuance) collection of stock purchase
     loans                                           104          86             -
  Exercise of stock options                        2,328           -             -

   Net cash provided (used) by financing
     activities                                    2,583         176       (10,012)

Effect of exchange rate change on cash               (81)        271           176

Net increase (decrease) in cash and cash
  equivalents                                     18,193       16,258      (17,017)
Cash and cash equivalents at beginning of
   year                                           38,415       22,157       39,174

Cash and cash equivalents at end of year         $56,608      $38,415      $22,157

Supplemental disclosures of cash flow
   information:
 Interest paid                                      $152         $566         $424
 Income taxes paid                                 2,298        5,687        4,254
 Non-cash financing activities:
   Distributions of director fees                    316           75            6
   Distributions of restricted stock                 368          826          154
   Loans issued to purchase Company stock              -            -          314
   Repurchase of shares from stock purchase
      loans                                          864            -            -


The accompanying notes are an integral part of these consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. The Company has a retail (52-53 week) fiscal year which ends on the Saturday nearest January 31. The periods ended February 1, 2003 ("Fiscal 2002") and February 2, 2002 ("Fiscal 2001") represent 52 weeks. The period ended February 3, 2001 ("Fiscal 2000") represents 53 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. These estimates affect reported amounts of assets, liabilities, revenues, expense and related disclosures. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents for the purposes of the financial statements. Short-term investments are recorded at the lower of cost or fair market value.

INVENTORIES

Inventories are primarily finished merchandise and are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method over the lives shown:

 Building                      Forty years
 Furniture and equipment       Two to ten years
 Leasehold improvements        The lesser of the life of the lease or asset

Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the statements of income.

CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain external and internal costs associated with computer software and significant enhancements to software features of existing products. The costs are amortized utilizing the straight-line method over the estimated economic lives of the software, which range from three to seven years. Total costs capitalized were $19,500,000 and $18,703,000 at February 1, 2003 and February 2, 2002, respectively. Accumulated amortization related to these assets was $15,236,000 and $12,517,000 in Fiscal 2002 and Fiscal 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

During Fiscal 2002, the Company adopted the provisions of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires that long-lived assets with definite lives be evaluated for impairment whenever conditions indicate that the carrying value of the assets may not be recoverable. In determining if an impairment exists, assets must be grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups of assets. In performing this impairment test, the Company groups its assets at the store level. If an impairment exists, the amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the assets. The adoption of FAS 144 did not have a significant impact on the Company's financial statements.

For periods prior to Fiscal 2002, assessment of impairment of long-lived assets was determined in accordance with the provisions of Financial Accounting Standards No. 121, which were similar to the provisions of FAS 144.

GOODWILL

During Fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangibles ("FAS 142"). FAS 142 provides that goodwill should no longer be amortized, but should be tested for impairment at least annually, and whenever conditions indicate that such an impairment could exist. Goodwill is tested for impairment by comparing the estimated fair value of the Company's net assets to their carrying value. If the carrying value exceeds the estimated fair value, the implied value of goodwill will be calculated and an impairment loss will be recognized. No impairment was recorded in Fiscal 2002. The adoption of FAS 142 did not have a significant impact on the Company's financial statements, nor would it have had a significant impact on prior years if the provisions of FAS 142 had been applied.

REVENUE RECOGNITION

Revenue is recognized when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are net of returns and exclude sales tax.

The Company includes in revenues amounts collected from customers for shipping and handling orders. In Fiscal 2002, Fiscal 2001 and Fiscal 2000, these revenues totaled $4,626,000, $2,779,000 and $1,945,000, respectively. The associated shipping and handling expenses are included in cost of sales.

GIFT CERTIFICATES

Proceeds from the sale of gift cards and certificates are recorded as a liability at the time they are received. When the holder of the card or certificate redeems it for merchandise, the liability is relieved and revenue is recognized.

ADVERTISING COSTS

Advertising costs are expensed the first time the advertising takes place. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, advertising expense was $20,258,000, $14,597,000 and $14,701,000, respectively.

INCOME TAXES

The Company uses the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company assesses realizability of deferred tax assets and, if necessary, a valuation allowance is provided.

All unremitted earnings of the foreign subsidiary are considered to be permanently reinvested. Accordingly, no U.S. deferred taxes have been provided on such earnings.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The standard is effective for the Company's financial statements beginning in the first quarter of Fiscal 2003, and its adoption is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
-  Transition  and  Disclosure  - an amendment of FASB Statement No. 123  ("FAS
148"). FAS 148 requires additional disclosure regarding stock-based compensation both in annual and interim financial statements. The Company has adopted the disclosure provisions of FAS 148.

EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options, unissued restricted stock and distribution of deferred director compensation.

The computation for basic and diluted earnings from continuing operations per share are as follows (in thousands, except per share amounts):



                                                         Year Ended

                                             February 1   February 2   February 3
                                                 2003         2002         2001

Numerator:
   Net income                                   $7,217       $3,724       $8,645
Denominator for basic earnings per share:
Average common shares outstanding               33,048       32,967       33,262
Denominator for diluted earnings per share:
   Average common shares outstanding            33,048       32,967       33,262
   Stock options                                   227            1            -
   Restricted stock                                                           11
   Deferred director compensation                   23           24           19
                                                33,298       32,992       33,292
Basic earnings per share                          $.22         $.11         $.26
Diluted earnings per share                        $.22         $.11         $.26



STOCK-BASED COMPENSATION

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and the disclosure-only provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") in accounting for its stock-based incentive plans. No compensation expense related to grants of stock options has been reflected in net income, as all options granted under the plans had an exercise price equal to the market price of the Company's common stock on the date of grant. Compensation expense related to grants of restricted stock is measured as the quoted market price of the Company's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation (in thousands):



                                                          Year Ended

                                              February 1  February 2   February 3
                                                2003        2002         2001

Net income as reported                           $7,217     $3,724      $8,645
Stock-based compensation expense
  determined under FAS 123, net of tax             (925)      (964)     (1,124)
Net income, pro forma                            $6,292     $2,760      $7,521

Basic earnings per share, as reported               .22        .11         .26
Diluted earnings per share, as reported             .22        .11         .26
Basic earnings per share, pro forma                 .19        .08         .23
Diluted earnings per share, pro forma               .19        .08         .23



NOTE 2 - STORE IMPAIRMENTS AND CLOSING LIABILITY

Following the holiday selling season, the Company reviewed its real estate portfolio for impairment, focusing on store locations with operating losses. Of the 422 Company owned stores open as of February 1, 2003, six stores were identified for which the carrying amount of the store assets were not expected to be recoverable. As a result of the review, the Company recorded an impairment charge to buying and occupancy costs of $693,000. A similar review, performed in Fiscal 2001, in accordance with FAS 121, resulted in a charge to buying and occupancy costs of $715,000.

The Company previously had accrued a liability for obligations associated with closing under-performing stores. At February 1, 2003 and February 2, 2002, the liability was $0 and $342,000, respectively. Costs of $80,000 and $373,000 were charged against the liability in Fiscal 2002 and Fiscal 2001, respectively, and the remaining balance of $262,000 was credited to buying and occupancy costs in Fiscal 2002.

NOTE 3 - DEBT

The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000. The Company has the option to request an increase in the aggregate commitment to $75,000,000, subject to approval by the banks, through the addition of another lending bank or increased commitment by the existing lending banks. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes. Borrowings under the facility can be made, at the Company's option and subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at the Company's option, at either the lead bank's prime lending rate plus a margin of .5% to 1.0% or the LIBOR rate plus a margin of 1.25% to 2.0%, with the margin depending on the Company's leverage ratio. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement prohibits the Company from making certain investments, advances or loans, and limits the dollar amounts of capital expenditures, purchases of treasury shares, cash dividends and asset sales. In the event that the Company is in default of certain provisions of the agreement, the lenders would be permitted to file liens against the Company's inventory located in the United States and perfect the pledge of 65% of the stock of the Company's Canadian subsidiary, thereby securing the indebtedness.

The bank commitment is limited to 45% of saleable inventory. At February 1, 2003, the bank commitment was $46,020,000. Letters of credit totaling $7,694,000 were outstanding under the facility, and $38,326,000 was available for borrowings or additional letters of credit. Interest expense and negotiated fees for Fiscal 2002, Fiscal 2001 and Fiscal 2000, totaled $617,000, $884,000 and $610,000, respectively.


NOTE 4 - INCOME TAXES

The components of the provision for domestic and foreign income taxes are shown below (in thousands):


                                                         Year Ended

                                           February 1    February 2   February 3
                                               2003         2002        2001

Income before income taxes:
    Domestic                                  $11,146       $5,447       $12,503
    Foreign                                     1,129          619         1,897

                                              $12,275       $6,066       $14,400
Provision (benefit) for income taxes:
 Current:
    Federal                                    $5,065        $2,290       $3,950
    Foreign                                       884           339          919
    State and local                               498           147          387

                                                6,447         2,776        5,256
Deferred (prepaid):
    Federal                                    (1,303)         (423)         389
    Foreign                                        57            29           44
    State and loca                               (143)          (40)          66

                                               (1,389)         (434)         499

Total provision for income taxes               $5,058        $2,342       $5,755



The effective tax rate differs from the federal statutory tax rate for the following reasons:



                                                        Year Ended

                                            February 1    February 2  February 3
                                               2001          2003        2002

Federal statutory tax rate                      34.0%        34.0%         35.0%
Increase in effective tax rate
rate due to:
  Foreign income taxes                            4.5          2.6          2.1
  State and local taxes,
   net of federal income tax benefit              1.9          1.1          2.2
  Other, net                                       .8           .9           .7
   Effective tax rate                            41.2%        38.6%        40.0%


Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets (liabilities) are comprised of the following (in thousands):




                                               February 1     February 2
                                                  2003           2002

   Deferred tax liabilities                       ($1,426)       ($1,279)

   Deferred tax assets:
      Accrued rent                                  2,374          2,617
      Depreciation                                  2,998          2,391
      Inventory valuation                           1,625          2,014
      Accrued insurance                             1,270            813
      Other                                         2,930          1,826

                                                   11,197          9,661

      Net deferred tax assets                      $9,771         $8,382

   Deferred tax assets, net of liabilities:
      Current                                      $4,322         $2,192
      Non-current                                   5,449          6,190

        Total                                      $9,771         $8,382



NOTE 5 -  COMMITMENTS AND CONTINGENCIES

Store, distribution and field office facilities and equipment are leased under operating leases expiring through 2013. The store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area changes and certain other costs. Rental expense for Fiscal 2002, Fiscal 2001 and Fiscal 2000 totaled $50,669,000, $47,366,000 and $45,137,000, respectively.

The minimum rental commitments for future fiscal years are as follows (in thousands):


                  Fiscal

                  2003          $44,002
                  2004           33,224
                  2005           25,437
                  2006           23,502
                  2007           22,043
                  Thereafter     59,516

                               $207,724


On February 13, 2003, the Company agreed to settle a wage and hour lawsuit in California. The action alleged that the Company had improperly classified its California store managers as exempt from overtime pay and sought to recoup such pay on behalf of the class. In order to avoid the expense of the litigation, the Company agreed to settle the action for approximately $1,350,000, subject to final documentation and judicial approval in due course. The settlement was included in selling, general and administrative expenses during the Company's Fiscal 2002 fourth quarter.

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probably resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Bombay Company, Inc. Employee 401(k) Savings and Stock Ownership Plan ("401(k) Plan") is open to substantially all employees who have been employed for one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 75% of earnings with the Company matching 100% of the initial 3% contribution, and 50% of the next 2% contributed by the participant. Participant contributions and Company match are paid to a corporate trustee and invested in various funds or Company stock, as directed by the participant. Company matching contributions made to participants' accounts are fully vested immediately. Similar benefit plans are in effect for eligible foreign employees.

To the extent employees are unable to contribute up to 5% of their earnings to the 401(k) Plan because of limitations imposed by IRS regulations, a Supplemental Stock Program was adopted. Under this program, employee contributions in excess of IRS limitations, along with Company matching contributions, are distributed annually in the form of Company common stock.

The Bombay Company, Inc. Stock Purchase Program ("SPP") is open to all full-time employees who have at least 90 days of service. Each participant may contribute 1% to 10% of qualifying compensation, to a maximum annual contribution of $21,250. Contributions are used to purchase shares of Company common stock at a discount of 15% from current market rates. The participants' shares are fully vested upon purchase. Participants` shares are held by a third-party administrator until the respective participant requests a distribution.

Total Company contributions to these plans for Fiscal 2002, Fiscal 2001 and Fiscal 2000 were $723,000, $644,000 and $738,000, respectively.


NOTE 7 - COMMON STOCK AND STOCK OPTIONS

The Company's Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of the Company's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, 13,000, 39,000 and 3,039,550 shares, respectively, were acquired at an aggregate cost of $31,000, $103,000 and $10,303,000, respectively. Treasury shares are used for various employee and director stock plans as the need arises.

The Bombay Company, Inc. 1986 Stock Option Plan and 1996 Long Term Incentive Stock Plan ("Employee Plans") provide for the granting of options (and other types of stock-related awards under the 1996 plan) to officers and key management employees. At February 1, 2003, the option shares reserved for the Employee Plans were 5,678,763. The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable annually at a rate of 33% per year beginning one year after the grant date. Shares available for additional grants were 2,432,019; 1,459,552 and 1,732,538 at February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

During Fiscal 2001, restricted stock aggregating 200,000 shares was granted under the 1996 Long Term Incentive Stock Plan to three key executives. The respective shares were to become vested in designated increments contingent upon continued employment of the respective executive after 12 months, 24 months and 36 months. During Fiscal 2002, 40,000 of the shares became vested and were distributed. Also in Fiscal 2002, two of the executives left the employment of the Company and 120,000 restricted shares expired unvested. If the third executive remains employed by the Company under the terms of the grant, 15,000 and 25,000 shares will be vested in Fiscal 2003 and Fiscal 2004, respectively. Compensation expense of $285,000 was recognized during Fiscal 2001, and in Fiscal 2002 net expenses of $87,000 were reversed in connection with the restricted stock.

During Fiscal 2002, 75,000 shares of restricted stock were granted and issued to the Chairman of the Board. One third of the shares vested upon his acceptance of the position. Contingent upon continued Board service, one third of the shares will become vested after 12 months and 24 months, respectively. Compensation expense of $153,000 was recognized during Fiscal 2002 in connection with the restricted stock. The Bombay Company, Inc. Non-Employee Director Equity Plan ("Director Plan") provides for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company. At February 1, 2003, the option shares reserved for the Director Plan were 626,585. The option price is fixed at the market price on the date of the grant. For Fiscal 2002, the option grant, initial and annual, was the lesser of 8,000 shares or $75,000 in face value. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date. Shares available for additional grants were 325,196; 354,210 and 481,696 at February 1, 2003, February 2, 2002 and February 3, 2001 respectively.

The Director Plan also allows directors the option to receive retainer and meeting fees in the form of Company common stock or to defer receipt of such fees. Deferred amounts are credited to an account for such director in units equivalent to Company common stock.

The following table includes option information for the Employee Plans and Director Plan:




                                                               Weighted
                                    Number     Option Price     Average
Stock Option Activity             Of Shares     Per Share     Option Price

January 29 , 2000                 2,857,385     $3.60-25.75       $5.67
    Options granted               1,027,500       1.75-5.00        3.77
    Options cancelled             (207,644)      2.50-15.88        4.61
February 3, 2001                  3,677,241      1.75-25.75        5.20
    Options granted               1,157,200       2.35-4.00        2.77
    Options cancelled             (603,856)      2.31-25.75        4.83
February 2, 2002                  4,230,585      1.75-25.75        4.59
    Options granted               1,200,388       2.38-5.02        2.71
    Options exercised             (595,703)       2.65-5.44        3.91
    Options cancelled           (1,547,000)      2.38-25.75        4.55
February 1, 2003                  3,288,270      1.75-25.75        4.05
Exercisable at:
    February 3, 2001              2,100,473      3.60-25.75        5.60
    February 2, 2002              2,502,548      1.75-25.75        5.27
    February 1, 2003              1,821,900      1.75-25.75        4.96



The following table summarizes stock options outstanding at February 1, 2003:



               OUTSTANDING                         EXERCISABLE

                         Weighted   Weighted                Weighted
  Exercise               Average     Average                Average
   Price                Remaining   Exercise                Exercise
   Range       Shares      Life      Price       Shares      Price

$ 1.75-2.48    637,700     9.0       $2.37         30,343    $ 2.18
  2.55-2.94    730,153     8.2        2.77        280,644      2.76
  3.00-3.94    940,376     7.1        3.75        635,871      3.81
  4.00-4.95    469,341     5.7        4.54        372,675      4.53
  5.00-5.94    105,963     5.9        5.40         99,630      5.42
  6.00-6.75    264,380     5.5        6.52        262,380      6.52
 7.25-25.75    140,357     1.5       12.99        140,357     12.99
             3,288,270     7.1       $4.05      1,821,900    $ 4.96



The exercise of non-qualified stock options in Fiscal 2002 resulted in income tax benefits of $155,000 which were credited to additional paid-in capital. The income tax benefits are the tax effect of the difference between the market price on the date of exercise and the option price.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation ("FAS 123"). Accordingly, no compensation cost has been recognized for options granted. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in Fiscal 1995 through Fiscal 2002 in accordance with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):



                                                     Year Ended

                                         February 1   February 2    February 3
                                            2003          2002         2001

Net income, as reported                    $7,217       $3,724       $8,645
Net income, pro forma                       6,292        2,760        7,521

Basic earnings per share, as reported         .22          .11          .26
Diluted earnings per share, as reported       .22          .11          .26
Basic earnings per share, pro forma           .19          .08          .23
Diluted earnings per share, pro forma         .19          .08          .23



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:


                                                    Year Ended

                                      February 1    February 2    February 3
                                         2003          2002          2001

Expected volatility                      63.9%           59.9%         59.8%
Expected life years                         6               6             6
Expected dividends
Risk-free interest rate               3.8-5.8%        5.0-5.5%      5.2-6.8%



The weighted average fair value of options granted during Fiscal 2002, Fiscal 2001 and Fiscal 2000 was $1.71, $1.69 and $2.34, respectively.


NOTE 8 - SHAREHOLDERS' RIGHTS PLAN

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

NOTE 9 - STOCK PURCHASE LOANS

On May 16, 2002, the Board of Directors elected to abolish the Company's Executive Stock Loan Program, which originated in August 1999. Under the program, certain executive officers were given the opportunity to borrow funds for up to specified amounts to be used to purchase shares of Company common stock at current market prices. All principal and accrued interest on the loans were payable at the end of a three year term. The loans were not collateralized by the common stock, but the program provided that if any of the shares were sold within three years following the date of purchase, any sales proceeds per share over the purchase price per share would be payable to the Company unless at the time of the sale all principal and accrued interest on the loan used to purchase the common stock had been paid to the Company.

As of May 16, 2002, participants owned 189,031 shares of Company common stock purchased under the program. The Company reacquired, at current market prices aggregating $864,000, the Company common stock that was previously purchased by the executive officers under the program, and the notes were extinguished. Amounts owed to the Company or the participants as a result of the difference between the market value of the stock and the loan balance plus accrued interest have been paid in full.

During Fiscal 2002, Fiscal 2001 and Fiscal 2000, $17,000, $53,000 and $60,000
respectively, in interest income was recognized related to the loans.


NOTE 10 - GEOGRAPHIC AREAS

The Company operates primarily in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores in the United States and Canada. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):


                                           Year Ended

                             February 1    February 2   February 3
                                2003          2002         2001

Net revenues:
   United States              $442,339      $388,789     $375,275
   Canada                       51,661        48,668       48,184

   Total                      $494,000      $437,457     $423,459

Long-lived assets
   United States               $46,201       $51,367      $53,448
   Canada                        4,040         4,226        4,006

   Total                       $50,241       $55,593      $57,454


                      UNAUDITED QUARTERLY FINANCIAL DATA

                   The Bombay Company, Inc. and Subsidiaries
                   (In thousands, except per share amounts)

Unaudited quarterly financial data for the quarters ended:


                              February 1    November 2    August 3     May 4
                                 2003          2002         2002       2002

Net sales                      $189,264      $113,841    $100,040    $90,855
Gross profit                     65,266        32,870      23,885     22,380
Net income (loss)                13,841            84     (3,276)    (3,432)

Basic earnings (loss)
  per share                         .41             -       (.10)       (.10)
Diluted earnings (loss)
  per share                         .41             -       (.10)       (.10)


                               February 2    November 3   August 4     May 5
                                  2002         2001         2001        2001

Net sales                        $152,506      $96,945     $97,030    $90,976
Gross profit                       51,150       25,156      24,180     23,487
Net income (loss)                  11,673       (2,233)    (2,680)    (3,036)
Basic earnings (loss)
  per share                           .35         (.07)      (.08)      (.09)
Diluted earnings (loss)
  per share                           .35         (.07)      (.08)      (.09)



                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Number   Description
 3(a)  - Restated Certificate of Incorporation dated January 1, 1993 and
         Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993. (1)

 3(b)  - Bylaws, as amended and restated effective May 21, 1997. (9)

 4(a)  - Preferred Stock Purchase Rights Plan. (2)

 4(b)  - Amendment to Preferred Stock Purchase Rights Plan.

10(a)  - Form of Indemnification Agreement.

10(b)  - The Bombay Company, Inc. Supplemental Stock Program.  (3)

10(c)  - Executive Long Term Disability Plan. (4)

10(d)  - The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (5)

10(e)  - Form of Award Agreement under the 1996 Long-Term Incentive Stock
         Plan. (7)

10(f)  - The Bombay Company, Inc. Amended and Restated 2001 Non-Employee
         Directors' Equity Plan. (9)

10(g)  - Form of Agreement used to evidence stock option grants under The
         Bombay Company, Inc. Amended and Restated 2001 Non-Employee Directors' Equity Plan. (9)

10(h)  - Executive Management Incentive Compensation Plan. (11)

10(i)  - Employment Contract with Executive Officer. (7)

10(j)  - Employment Letters with Executive Officers. (8)

10(k)  - Employment Letter with Executive Officer. (10)

10(l)  - Employment Letter with Executive Officer. (10)

10(m)  - Employment Letter with Executive Officer. (10)

10(n)  - Agreement with Chairman of the Board of Directors.

10(o)  - Restricted Stock Agreement with the Chairman of the Board of
         Directors.

10(p) - Amended and Restated Credit Agreement among The Bombay Company, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the Other Lenders Party Hereto, dated July 5, 2002. (10)

  21   - Subsidiaries of the Registrant. (8)

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS (CONT.)


Number   Description
  22   - Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (11)

  23   - Consent of Independent Accountants.

  99   - Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002.
________________


(1)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 4, 1993. Such Exhibit is incorporated herein by reference.

(2)Filed  with  the  Commission  as an Exhibit to  the  Company's  Registration
   Statement on Form 8A filed June  12,  1995.   Such  Exhibit  is incorporated
   herein by reference.

(3)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 28, 1992. Such Exhibit is incorporated herein by reference.

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

(9)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 2, 2002. Such Exhibit is incorporated herein by reference.

(10)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002.

(11)Filed with the Commission on April 10, 2003.