Form 10-Q
period 2003-05-03
BOMBAY COMPANY INC
filed 2003-06-12
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 3, 2003

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
Yes     X             No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



        Class                     Number of shares outstanding at May 3, 2003
Common stock, $1 par value                         33,866,092

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                            Quarter Ended May 3, 2003



                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
Item
Page No.

1.Financial Statements.............................................      3-7

2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations.............................      8-10

3.Quantitative and Qualitative Disclosures About Market Risk.......       11

4.Controls and Procedures..........................................       11



                           PART II -- OTHER INFORMATION


6.Exhibits and Reports on Form 8-K.................................       12

 Signatures........................................................       13

 Certifications....................................................     14-17



                       THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations
                        (In thousands, except per share amounts)
                                      (Unaudited)

                                                             Three Months Ended
                                                              May 3,     May 4,
                                                               2003       2002

Net revenue                                                  $119,237    $90,855

Costs and expenses:
     Cost of sales, buying and store occupancy costs           85,899     68,475
     Selling, general and administrative expenses              35,584     28,154
     Interest income, net                                       (142)      (101)

                    Total costs and expenses                  121,341     96,528

Loss before income taxes                                       (2,104)    (5,673)
Income tax benefit                                               (831)    (2,241)


     Net loss                                                 ($1,273)   ($3,432)

Basic earnings per share                                       ($0.04)    ($0.10)

Diluted earnings per share                                     ($0.04)    ($0.10)

Average common shares outstanding and
     dilutive potential common shares                          33,618     33,082









The accompanying notes are an integral part of these consolidated financial statements.

                                          3


                                  THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                         Consolidated Balance Sheets
                                            (Dollars in thousands)

                                                       May 3,         February 1,        May 4,
                                                        2003             2003             2002
                                                     (Unaudited)                      (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                           $22,417          $56,608          $22,695
   Inventories                                         129,682          102,768           92,747
   Other current assets                                 22,892           21,123           19,729

      Total current assets                             174,991          180,499          135,171

Property and equipment, net                             43,622           45,301           47,763
Goodwill, less amortization                                423              423              423
Other assets                                             9,961            9,966           12,103

      Total assets                                    $228,997         $236,189         $195,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses               $38,549          $37,202          $20,776
   Income taxes payable                                     --            6,673           --
   Accrued payroll and bonuses                           4,643            7,192            3,681
   Gift certificates redeemable                          5,663            5,923            5,502
   Accrued insurance                                     3,735            3,609            3,159

      Total current liabilities                         52,590           60,599           33,118

Accrued rent and other liabilities                       6,176            6,182            6,536

Stockholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized                           --               --               --
   Common stock, $1 par value, 50,000,000
      shares authorized, 38,149,646 shares issued        38,150           38,150           38,150
   Additional paid-in capital                            75,375           75,446           75,260
   Retained earnings                                     75,088           76,361           65,712
   Accumulated other comprehensive loss                    (662)          (1,394)          (1,637)
   Common shares in treasury, at cost, 4,283,554;
      4,621,440 and 5,028,462 shares, respectively     (17,535)         (18,918)         (20,494)
   Stock purchase loans                                      --               --            (962)
   Deferred compensation                                  (185)            (237)            (223)

      Total stockholders' equity                        170,231          169,408          155,806

Total liabilities and stockholders' equity             $228,997         $236,189         $195,460



The accompanying notes are an integral part of these consolidated financial statements.

                         THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows
                                   (Dollars in thousands)
                                         (Unaudited)


                                                                  Three Months Ended
                                                                   May 3,       May 4,
                                                                    2003         2002

Cash flows from operating activities:
Net loss                                                          ($1,273)    ($3,432)
   Adjustments to reconcile net loss
      to net cash from operations:
         Depreciation and amortization                              4,064       3,623
         Restricted stock expense                                      52          44
         Deferred taxes and other                                      40          18
   Change in assets and liabilities:
         Increase in inventories                                  (26,157)     (2,790)
         Increase in other current assets                          (1,188)     (2,443)
         Decrease in current liabilities                           (9,032)     (8,514)
         Increase in noncurrent assets                                 (3)        (39)
         Decrease in noncurrent liabilities                           (55)       (162)

   Net cash used by operations                                    (33,552)    (13,695)

Cash flows from investing activities:
         Purchases of property and equipment                       (1,889)     (2,038)
         Sales of property and equipment                                51         12

   Net cash used by investing activities                           (1,838)     (2,026)

Cash flows from financing activities:
         Sale of stock to employee benefit plans                         --          2
         Purchases of treasury stock                                     --       (31)
         Proceeds from the exercise of employee stock options         1,284        117

   Net cash provided by financing activities                          1,284         88

Effect of exchange rate change on cash                                  (85)       (87)

Net decrease in cash and cash equivalents                           (34,191)   (15,720)

Cash and cash equivalents at beginning of period                      56,608     38,415

Cash and cash equivalents at end of period                           $22,417    $22,695

Supplemental disclosure of cash flow information:
    Income taxes paid                                                 $5,168     $2,313
    Non-cash financing activities:
        Distributions of deferred director fees                           --        250

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)    Accounting Principles

  In  the  opinion  of  the  Company,  the accompanying consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 3, 2003 and May 4, 2002, the results of operations for the three months then ended, and cash flows for the three months then ended. The results of operations for the three month periods ended May 3, 2003 and May 4, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2002 Annual Report on Form 10-K.


(2)    Comprehensive Income/Loss

  Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

  Comprehensive loss for the three months ended May 3, 2003 and May 4, 2002 was
$541,000 and $3,293,000, respectively.   Other  comprehensive  income  or  loss
consists of the cumulative effect of foreign currency translation adjustments.


(3)    Earnings per Share

  Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  During the three month periods ended May 3, 2003 and May 4, 2002, the Company reported a loss. Accordingly, during these periods common stock equivalents would be anti-dilutive and, thus, are not included in the computation of diluted earnings per share.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(4)    Stock-Based Compensation

  The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for its stock-based incentive plans. No compensation expense related to grants of stock options has been reflected in net income, as all options granted under the plans had an exercise price not less than the market price of the Company's common stock on the date of grant. Compensation expense related to grants of restricted stock is measured as the quoted market price of the Company's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands):

                                                              Three Months Ended

                                                                May 3,    May 4,
                                                                2003      2002

Net loss as reported                                          ($1,273)  ($3,432)
Stock-based compensation expense
  determined under FAS 123, net of tax                           (224)     (206)
Net loss, pro forma                                           ($1,497)  ($3,638)

Basic earnings per share, as reported                           ($.04)    ($.10)
Diluted earnings per share, as reported                         ($.04)    ($.10)
Basic earnings per share, pro forma                             ($.04)    ($.11)
Diluted earnings per share, pro forma                           ($.04)    ($.11)


(5)    New Accounting Pronouncements

  During the first fiscal quarter of 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial position or results of operations.

  The Company has also adopted the provisions of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that certain costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial position or results of operations.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic pessimism and declining consumer sentiment; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government regulations; risks associated with international business; potential business interruptions due to communicable diseases, particularly with respect to our Canadian subsidiary; terrorism; war or threat of war; regional weather conditions; hiring and retention of key management personnel and other risks and uncertainties contained in the Company's 2002 Annual Report on Form 10-K and other SEC filings as they occur.

General

  The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") design, source and market a unique line of fashionable home accessories, wall d{e'}cor and furniture through 424 retail locations in 42 states in the United States and nine Canadian provinces, through specialty catalogs, over the Internet and internationally. In addition to its primary retail Bombay operations, during 2001, the Company introduced Bombay KIDS ("KIDS"), a new line of children's furniture, textile and accessories, which is currently being offered in six KIDS store locations as well as through catalog and Internet channels. The Company's wholesale operation, Bailey Street Trading Company, markets a limited number of furniture and accessory SKUs under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. The Company also has international licensing agreements under which a total of twelve licensed international stores are operating in the Middle East and the Caribbean. The operations of Bombay KIDS, Bailey Street Trading Company and Bombay International are all relatively new and immaterial to the overall results and, therefore, are not discussed separately.

  The largest percentage of the Company's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to Company specifications through a worldwide network of contract manufacturers. The impact of inflation on operating results is typically not significant because the majority of the Company's products are proprietary. The Company attempts to alleviate inflationary pressures by adjusting selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.


Results of Operations

Quarters Ended May 3, 2003 and May 4, 2002

      Net revenue was $119,237,000 for the quarter ended May 3, 2003 compared to $90,855,000 for the quarter ended May 4, 2002, an increase of 31%. Same store sales increased 25% for the quarter due primarily to improved inventory availability and an increased investment in marketing. In addition to same store sales improvement, additional revenues were attributable to new stores as well as non-store activity including Internet, mail order, International and Bailey Street operations, which accounted for 9% of sales for the quarter compared to 7% last year.

        On a geographical basis, all regions of the United States and Canada reported strong double-digit same store sales. Same store sales on the West Coast, in Canada, the Northeast and the South experienced increases in excess of 20% while growth in the Midwest was in the high teens. From a sales mix standpoint, all categories experienced double-digit growth with furniture showing the greatest improvement. During the quarter, large furniture represented 40% of the business, occasional furniture was 13%, wall d{e'}cor was 15% and accessories were 32% compared to the prior year of 35% large furniture, 13% occasional furniture, 16% wall d{e'}cor and 36% accessories. The average ticket was approximately $111 for the quarter, up $11 over the comparable prior year period, while the number of transactions increased 17%.

   Cost of sales, including buying and occupancy costs, was $85,899,000 for the first fiscal quarter compared to $68,475,000 for the same period last year. As a percentage of revenue, cost of sales decreased to 72.0% for the quarter compared to 75.4% for the prior year period. Gross margin improvement was due primarily to being able to leverage fixed costs against the higher sales base. Buying and occupancy costs were 520 basis points lower than last year, declining to 19.9% of revenues compared to 25.1% last year. This improvement was partially offset by a decline of 190 basis points in product margin as the Company invests in growing market share with aggressive pricing.

  Selling, general and administrative expenses were $35,584,000 or 29.8% of revenue, compared to $28,154,000 or 31.0% of revenue for the comparable period of the prior year. Additional investments were made in marketing, for which expenditures increased 70 basis points for the quarter, while the Company was able to leverage costs in other areas including payroll and insurance. Costs associated with the accelerated write-off of the existing point-of-sale system as well as design costs associated with the new system, scheduled to be rolled out during Fiscal 2003, resulted in additional expenses of approximately $330,000 during the quarter.

  For the quarter ended May 3, 2003, interest income was $142,000 compared to $101,000 in the first quarter of Fiscal 2002. This improvement is due to overall higher levels of cash in the current year, related to improved revenues and profitability, offset slightly by lower interest rates.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and a line of credit with banks. The Company has an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $50,000,000 for working capital and letter of credit purposes. The bank commitment is limited to the lesser of the $50,000,000 or 45% of eligible inventory as defined by the credit agreement. At May 3, 2003, the bank commitment was $50,000,000 and outstanding letters of credit totaled $10,003,000, leaving $39,997,000 available for borrowings or additional letters of credit. The credit facility, which expires July 5, 2005, gives the Company the option to request an increase in the aggregate commitment to $75,000,000, subject to approval by the banks, through the additional of another lending bank or increased commitment by the existing lending banks. The Company is currently in discussions with the banks to increase the size of the facility and to increase the limit on capital expenditures in order to support its expansion plans.

      During the first quarter of Fiscal 2003, the Company opened four large format Bombay stores and one KIDS store. One regular store was converted to the large format and three stores were closed during the period. As of the end of the first quarter, the Company had 338 large format stores, 34 regular stores, 46 outlets and six KIDS stores for a total of 424 stores, equal to the total store count at the end of the first quarter of Fiscal 2002.

  During Fiscal 2003, the Company expects to open approximately 60 Bombay stores and approximately 30 KIDS stores, and to convert four regular stores to the large format. During the year, the Company has approximately 91 leases expiring. Nineteen locations are expected to be vacated and 22 stores with expiring leases are expected to be relocated off-mall. Of the remaining expiring leases, the Company has executed or expects to execute short-term renewals (34), long-term extensions (12), or renewals of expanded locations within the mall (4). The Company expects to end the year with approximately 474 stores. The Company's total capital expenditure plan for Fiscal 2003 of $30 to $35 million also includes a new Midwest distribution center and the rollout of a new point-of-sale system. Through the first fiscal quarter, capital expenditures totaled approximately $2 million.

  The Company's future capital needs will be primarily driven by its real estate strategy. The Company expects to renew or replace substantially all of the stores as the leases expire and increase store count by approximately 5% annually. In addition, the Company plans to open a total of 100 KIDS stores during the next three years. The Company believes that its current cash position, cash flows from operations and expanded credit lines will be sufficient to fund its operations and capital expenditure programs during the current year. Additionally, the Company expects to investigate financing alternatives to support long-term expansion plans.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As of May 3, 2003, the Company does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

      Within 90 days prior to the date of this filing, an evaluation was performed under the supervision and with the participation of Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

Exhibit No.                                    Description

    99 Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed a Form 8-K on February 12, 2003 providing revised guidance relating to the Company's projected revenues, earnings, store expansion and capital expenditures for Fiscal 2003.

      The Company filed a Form 8-K relating to the settlement of a California lawsuit on February 20, 2003.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE BOMBAY COMPANY, INC.
                                         (Registrant)



                                         /s/  JAMES D. CARREKER
  Date:June 12, 2003                     James D. Carreker
                                         Chairman of the Board and
                                         Chief Executive Officer





                                         /s/  ELAINE D. CROWLEY
  Date:June 11, 2003                     Elaine D. Crowley
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                     CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, James D. Carreker, certify that:


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



Date:June 12, 2003




                                         /S/ JAMES D. CARREKER

                                         James D. Carreker
                                         Chairman of the Board and
                                         Chief Executive Officer

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



Date:June 11, 2003




                                         /S/ ELAINE D. CROWLEY

                                         Elaine D. Crowley
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer