Form 10-Q
period 2003-08-02
BOMBAY COMPANY INC
filed 2003-09-12
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 2003

                                        OR

     [      ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class           Number of shares outstanding at August 30, 2003

Common stock, $1 par value                  35,086,871

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                           Quarter Ended August 2, 2003



                                TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION

Item
Page No.

1.Financial Statements...........................................       3-8

1.Management's Discussion and Analysis of Financial
   Condition and Results of Operations...........................      9-13

3.Quantitative and Qualitative Disclosures About Market Risk.....       14

4.Controls and Procedures........................................       14



                           PART II - OTHER INFORMATION


4.Submission of Matters to a Vote of Security Holders............       15

6.Exhibits and Reports on Form 8-K...............................       16

 Signatures......................................................       17

 Certifications..................................................      18-21

                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                      (In thousands, except per share amounts)
                                     (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                August 2,   August 3,     August 2,   August 3,
                                                  2003        2002          2003        2002

Net revenue                                     $130,273    $100,040      $249,510    $190,895

Costs and expenses:
  Cost of sales, buying
    and store occupancy costs                     94,863      76,155       180,762     144,630
  Selling, general and
   administrative expenses                        36,673      29,386        72,257      57,540
  Interest expense (income), net                       6        (87)         (136)       (188)

   Total costs and expenses                       131,542    105,454       252,883     201,982

 Loss before income taxes                         (1,269)     (5,414)       (3,373)    (11,087)
 Benefit for income taxes                           (501)     (2,138)       (1,332)     (4,379)

   Net loss                                        ($768)    ($3,276)      ($2,041)    ($6,708)

 Basic earnings per share                         ($0.02)     ($0.10)       ($0.06)     ($0.20)

 Diluted earnings per share                       ($0.02)     ($0.10)       ($0.06)     ($0.20)


 Average common shares outstanding                 34,556      33,004        34,088      33,043

 Average common shares outstanding and
  dilutive potential common shares                 34,556      33,004        34,088      33,043










The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          August 2,      February 1,        August 3,
                                                            2003            2003              2002
                                                        (Unaudited)                        (Unaudited)


ASSETS
Current assets:
  Cash and cash equivalents                               $8,914          $56,608            $16,112
  Inventories                                            161,776          102,768            104,337
  Other current assets                                    22,795           21,123             22,362
    Total current assets                                 193,485          180,499            142,811

Property and equipment, net                               46,961           45,301             45,883
Goodwill, less amortization                                  423              423                423
Other assets                                              10,318            9,966             11,580
    Total assets                                        $251,187         $236,189           $200,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                       $ 13,847         $     --          $      --
  Accounts payable and accrued expenses                   42,104           37,202             30,557
  Income taxes payable                                       --             6,673                212
  Accrued payroll and bonuses                              6,181            7,192              3,592
  Gift certificates redeemable                             5,251            5,923              4,735
  Accrued insurance                                        3,908            3,609              2,816
    Total current liabilities                             71,291           60,599             41,912
Accrued rent and other liabilities                         5,954            6,182              6,302
Stockholders' equity:
Preferred stock, $1 par value,
    1,000,000 shares authorized                              --               --                 --
Common stock, $1 par value, 50,000,000
    shares authorized, 38,149,646 shares issued           38,150           38,150             38,150
Additional paid-in capital                                75,735           75,446             75,232
Retained earnings                                         74,320           76,361             62,436
Accumulated other comprehensive loss                       (547)          (1,394)            (1,743)
Common shares in treasury, at cost, 3,073,478
   4,621,440 and 5,173,241 shares respectively          (12,615)         (18,918)           (21,226)
Stock purchase loans                                         --               --               (231)
Deferred compensation                                    (1,101)            (237)              (135)
  Total stockholders' equity                             173,942          169,408            152,483

Total liabilities and stockholders' equity              $251,187         $236,189           $200,697



The accompanying notes are an integral part of these consolidated financial statements.


                         THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows
                                 (Dollars in thousands)
                                      (Unaudited)
                                                               Six Months Ended
                                                           August 2,      August 3,
                                                             2003           2002

Cash flows from operating activities:
 Net loss                                                   ($2,041)       ($6,708)
 Adjustments to reconcile net loss
  to net cash from operations:
   Depreciation and amortization                               8,943          7,261
   Restricted stock expense, net                                  79             22
   Deferred taxes and other                                      156            256
Change in assets and liabilities:
   Increase in inventories                                   (58,569)       (14,517)
   Increase in other current assets                             (999)        (4,554)
   Decrease in current liabilities                            (4,009)          (268)
   Increase in noncurrent assets                                  (4)           (38)
   Decrease in noncurrent liabilities                           (108)          (392)
 Net cash used by operations                                 (56,552)       (18,938)
Cash flows from investing activities:
   Purchases of property and equipment                       (10,765)        (3,612)
   Sales of property and equipment                                 71             74
 Net cash used by investing activities                       (10,694)        (3,538)
Cash flows from financing activities:
   Net bank borrowings                                         13,847            --
   Purchases of treasury stock                                   (82)          (800)
   Sale of stock to employee benefit plans                        147             69
   Collection of stock purchase loans                             --             736
   Proceeds from the exercise of employee stock
     options                                                    5,291            146
  Net cash provided by financing activities                    19,203            151
Effect of exchange rate change on cash                            349             22
Net decrease in cash and cash equivalents                    (47,694)       (22,303)
Cash and cash equivalents at beginning of period               56,608         38,415
Cash and cash equivalents at end of period                     $8,914        $16,112
Supplemental disclosure of cash flow information:
    Interest paid                                            $     97        $    --
    Income taxes paid                                           5,483          2,806
    Non-cash financing activities:
    Distributions of deferred director fees                       179            250
      Issuance of restricted stock                              1,035             --


The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Accounting Principles

  In  the  opinion  of  the Company, the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 2, 2003 and August 3, 2002, the results of operations for the three and six months then ended, and cash flows for the six months then ended. The results of operations for the three and six month periods ended August 2, 2003 and August 3, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2002 Annual Report on Form 10-K.

(2)  Comprehensive Income/Loss

  Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

  Comprehensive loss for the three months ended August 2, 2003 and August 3, 2002 was $653,000 and $3,382,000, respectively. Comprehensive loss for the six months ended August 2, 2003 and August 3, 2002 was $1,194,000 and $6,675,000,
respectively. Other comprehensive income or loss consists of the cumulative effect of foreign currency translation adjustments.


(3)  Earnings per Share

  Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  During the three and six month periods ended August 2, 2003 and August 3, 2002, the Company reported a loss. Accordingly, during these periods common stock equivalents would be anti-dilutive and, thus, are not included in the computation of diluted earnings per share.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(4)  Credit facility and debt

  The Company has an unsecured, revolving credit agreement with a group of banks. On July 10, 2003, the credit agreement was amended to increase the aggregate commitment by $25 million to $75 million through the addition of one lending party and an increased commitment on the part of two existing banks. Other provisions of the agreement remained substantially unchanged. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes.

  Availability of the bank commitment is limited to the lesser of $75 million or 45% of eligible inventory as defined by the credit facility. At August 2, 2003, the bank commitment was $72,648,000. Letters of credit totaling
$12,126,000 and borrowings of $13,847,000, primarily to support inventory purchases, were outstanding under the facility, and $46,675,000 was available for additional borrowings or letters of credit.


(5)  Stock-Based Compensation

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


                                                Three Months Ended Six Months Ended
                                             August 2,   August 3,  August 2,  August 3,
                                               2003       2002        2003       2002

Net loss as reported                          ($768)    ($3,276)    ($2,041)   ($6,708)
Stock-based compensation expense
determined under FAS 123, net of tax           (325)       (224)       (549)      (430)
Net loss, pro forma                         ($1,093)    ($3,500)    ($2,590)   ($7,138)

Basic earnings per share, as reported         ($.02)      ($.10)      ($.06)     ($.20)
Diluted earnings per share, as reported       ($.02)      ($.10)      ($.06)     ($.20)
Basic earnings per share, pro forma           ($.03)      ($.11)      ($.08)     ($.22)
Diluted earnings per share, pro forma         ($.03)      ($.11)      ($.08)     ($.22)


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

  During the second quarter of Fiscal 2003, the Company awarded restricted stock grants aggregating 81,256 shares to two executive officers. The respective shares will become vested in designated increments contingent upon continued employment of the respective executive based upon specified vesting periods of at least 12 months and not more than 36 months. Deferred compensation of $1,035,000 was recorded in conjunction with the grants, and will be expensed over the respective vesting periods.


(6)  New Accounting Pronouncements

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

  In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires recognition of guarantees entered into or modified after December 31, 2002 as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. The Company adopted FIN 45 on January 1, 2003, its effective date. The Company has no material guarantees and, therefore, has made no adjustments to its consolidated financial statements as a result of this adoption.


  In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 and, as of July 1, 2003, for variable interest entities acquired before February 1, 2003. The Company does not have any variable interest entities and, therefore, has made no adjustments to its consolidated financial statements as a result of this adoption.

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic pessimism and declining consumer sentiment; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government or trade regulations; risks associated with international business; impact of foreign currency fluctuations; potential business interruptions due to communicable diseases; terrorism; war or threat of war; regional weather conditions; hiring and retention of key management personnel and other risks and uncertainties contained in the Company's 2002 Annual Report on Form 10-K and other SEC filings as they occur.

General

  The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") design, source and market a unique line of fashionable home accessories, wall d{e'}cor and furniture through 421 retail locations in 42 states in the United States and nine Canadian provinces, through specialty catalogs, over the Internet and internationally. The Company's primary business consists of its Bombay retail operations. In addition, the Company operates Bombay KIDS ("KIDS"), Bailey Street Trading Company and Bombay International, which are all relatively new and immaterial to the overall results and, therefore, are not discussed separately under "Results of Operations". KIDS, a line of children's furniture, textiles and accessories, is currently being offered in six Bombay KIDS store locations as well as through catalog and Internet channels. The Company's wholesale operation, Bailey Street Trading Company, markets a limited number of furniture and accessory SKUs under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. The Company also has international licensing agreements under which a total of twelve licensed international stores are operating in the Middle East and the Caribbean.

  The Company's business is seasonal and the largest percentage of its sales and virtually all of operating income is realized in the fourth fiscal quarter, which includes December (Christmas season). Merchandise is manufactured to Company specifications through a worldwide network of contract manufacturers. Sourcing is subject to competitive conditions, which may include, among other things, inflation in certain countries. The Company attempts to alleviate inflationary pressures by adjusting selling prices (subject to market conditions), improving designs and finding alternative lower cost production sources. The impact of inflation on operating results is currently not significant.
                                        9

Results of Operations

Quarters Ended August 2, 2003 and August 3, 2002

      Net revenue increased 30% to $130,273,000 for the quarter ended August 2, 2003 compared to $100,040,000 for the quarter ended August 3, 2002. Same store sales increased 26% for the quarter as the Company has improved its value proposition and invested in inventory and marketing to support the growth. In addition to the same store sales growth, the revenue increase is attributable to growth from new stores and stores converted to the large format as well as Internet, International and Bailey Street Trading Company operations. Revenue from non-store operations represented 9% of total revenue compared to 6% last year.

         On a geographical basis, all regions of the United States and Canada reported positive double-digit same store sales gains in the core retail business. From a sales mix standpoint, large furniture represented 33% of the business, occasional furniture was 18%, wall d{e'}cor was 13% and accessories were 36%, compared to 33% large furniture, 17% occasional furniture, 14% wall d{e'}cor and 36% accessories in the second quarter of the prior year. All categories experienced improvement in sales, with furniture and accessories showing the strongest growth. The average retail ticket increased approximately 7% to almost $100 for the quarter compared to $93 in the same quarter last year, while the number of transactions increased almost 21%.

  Cost of sales, including buying and store occupancy costs, was $94,863,000 for the second fiscal quarter compared to $76,155,000 for the same period last year. As a percentage of revenue, cost of sales decreased to 72.8% for the quarter compared to 76.1% for the prior year period. Buying and store occupancy costs declined as a percentage of revenue to 18.6% from 23.3% in the prior year, reflecting the significant leverage gained as a result of higher same store sales. Buying and store occupancy costs increased to $24,245,000 in the second fiscal quarter from $23,310,000 in the comparable quarter of the prior year. This 4% increase corresponds to the increase in square footage between these periods. Product margins (revenue less cost of sales, excluding buying and store occupancy costs) declined approximately 140 basis points from the comparable prior year quarter due to the Company's continued focus on its value offering at key price points designed to increase market share and drive sales.

  Selling, general and administrative expenses were $36,673,000 during the second quarter of the current fiscal year compared to $29,386,000 in the comparable prior year period. Increased expenses are primarily attributable to higher payroll costs to support the higher sales volumes as well as performance based compensation. Additionally, the Company accelerated $1.1 million of amortization related to its current point-of-sale and merchandise planning and allocation systems as they are being replaced. Investments in marketing and increased insurance costs also contributed to the increase. As a percentage of revenue, selling, general and administrative expenses declined to 28.2% in the current quarter compared to 29.4% in the prior year as a result of the significant increase in revenue.

  For the quarter ended August 2, 2003, net interest expense was $6,000 compared to $87,000 net interest income in the second quarter of Fiscal 2002. The decline is a result of lower cash balances and earlier seasonal borrowings to support investments in inventory related to the seasonal inventory build, increased same store sales and new store openings as well as higher capital expenditures relating to the Company's store growth and investment in systems and distribution center expansion.

Six Months Ended August 2, 2003 and August 3, 2002

      For the six months ended August 2, 2003, net revenue increased 31% to $249,510,000 compared to $190,895,000 in the first six months of the prior fiscal year. Same store sales increased 25% for the year-to-date comparison. All regions of the United States and Canada reported double-digit same store sales gains in the core retail business on a year-to-date basis. Large furniture represented 34% of the business, occasional furniture was 18%, wall d{e'}cor was 14% and accessories were 34%, compared to 31% large furniture, 18% occasional furniture, 15% wall d{e'}cor and 36% accessories in the prior fiscal year. The average transaction was approximately $105 during the first six months of the year, over $8 or 9% higher than in the comparable prior year period, and the number of transactions increased approximately 19%.

      In addition to same store sales gains, revenue increases were a result of sales from new stores and stores converted to the large format as well as revenue from Internet, International, and Bailey Street Trading Company operations. Revenues from non-store operations represented 8% of total revenue for the six-month period, compared to 7% in the prior year period.

      Cost of sales, including buying and store occupancy costs, was $180,762,000 during the six months ended August 2, 2003 compared to $144,630,000 for the same period last year. As a percentage of revenue, cost of sales declined to 72.4% from 75.8% for the prior year period. Buying and store occupancy costs declined as a percentage of revenue to 19.2% from 24.2% in the prior year, reflecting the significant leverage gained as a result of higher same store sales. Buying and store occupancy costs increased to $48,014,000 for the six months from $46,163,000 in the comparable prior year period, consistent with the 4% increase in retail square footage since August 3, 2002. Product margins declined 160 basis points as a result of the Company's continued focus on its value offering at key price points designed to increase market share and drive sales volumes.

      Selling, general and administrative expenses were $72,257,000 for the six months compared to $57,540,000 in the prior year period. Expense increases are primarily related to payroll and performance based compensation, accelerated depreciation related to the replacement of point-of-sales and merchandise planning systems, and higher advertising expenditures. As a percentage of revenue, expenses improved to 29.0% in the current period compared to 30.1% last year. Improvement as a percentage of revenue is primarily related to payroll and related costs.

      For the six months ended August 2, 2003, net interest income was $136,000 compared to $188,000 in the six months ended August 3, 2002. The decline is a result of lower cash balances and earlier seasonal borrowings to support investments in inventory related to the seasonal inventory build, increased same store sales and new store openings as well as higher capital expenditures relating to the Company's store growth and investment in systems and distribution center expansion.

Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and a bank line of credit. The Company has an unsecured, revolving credit agreement with a group of banks. On July 10, 2003, the credit agreement was amended to increase the aggregate commitment by $25 million to $75 million through the addition of one lending party and an increased commitment on the part of two existing banks. Other provisions of the agreement remained substantially unchanged. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes. Availability of the bank commitment is limited to the lesser of $75 million or 45% of eligible inventory as defined by the credit facility. At August 2, 2003, the bank commitment was $72,648,000. Letters of credit, bankers' acceptances and overnight borrowings totaling $12,126,000, $12,422,000 and $1,425,000, respectively, primarily to support inventory purchases, were outstanding, and $46,675,000 was available for additional borrowings or letters of credit.

  The Company's inventory balance increased $57,439,000 compared to the same period last year. The Company has made investments in inventory to support the growth in same store sales, store expansion and to improve inventory availability particularly in core merchandise and in merchandise featured in promotions. Over 65% of the increase in on-hand inventory relates to the furniture category and KIDS product. The Company expects to end the year with $130 million to $135 million in total inventory.

  During the first half of Fiscal 2003, real estate activity was as follows:



                              Store Count

                  Bombay     KIDS    Outlets    Total
   At 2/2/03       371        5         46       422
   Openings         7         1          -        8
   Closings        (9)        -          -       (9)
   At 8/2/03       369        6         46       421



  During the second half of Fiscal 2003, real estate activity is expected to be as follows:


                                     Store Count

                          Bombay    KIDS    Outlets     Total
    At 8/2/03              369        6        46        421
    Openings              43-47      29         1       73-77
    Closings               (26)       -         -       (26)
    At 1/31/04           386-390     35        47      468-472


  As a result of this activity, comparative retail square footage (in thousands) is as follows:


                                    Fiscal 2003       Fiscal 2002       Increase

At Second Quarter End                   1,588            1,532             4%
At Year End (2003 projected)         1,865-1,880         1,578           18%-19%

  During Fiscal 2003, a total of 100 leases have expired or are scheduled to expire. Actions taken or planned for these leases are as follows:



                                   Number of
Action                              Leases

Close and open in new location         13
Close                                  15
Renew long-term                        16
Renew short-term                       38
Extend month-to-month                  18
   Total                              100


  The Company's future capital needs will be primarily driven by its real estate strategy. Over the next two years, the Company will have lease expirations related to approximately 200 stores. The Company expects to renew or replace substantially all of the stores as the leases expire and increase store count by approximately 5% annually. In addition, the Company plans to open a total of 100 KIDS stores during the next three years. In order to support this growth, the Company expects to continue to make investments in systems and expand its distribution center capacity. The Company believes that its current cash position, cash flows from operations and expanded credit lines will be sufficient to fund its operations and capital expenditure programs during the current year. Additionally, the Company is currently investigating financing alternatives to support expansion plans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As of August 2, 2003, the Company does not have any market risk sensitive instruments.


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

(a)  The Annual Meeting of Shareholders of the Company was held on May 15,
2003.

(b) Directors elected to hold office are listed in the attached Proxy Statement, which is incorporated herein by reference.

     Directors elected:  James D. Carreker and Nigel Travis
     Continuing directors: John H. Costello, Susan T. Groenteman, Paul J. Raffin, Julie Reinganum,
     Laurie M. Shahon and Bruce R. Smith.

(c)
     (i) Election of directors:



    Name                     For             Withheld

James D. Carreker         29,330,207          311,355
Nigel Travis              29,225,987          415,575


     (ii)  Approval of Executive Management Incentive Compensation Plan:


   For           Against       Abstain       Broker Non-votes

 27,751,670     1,007,156      881,636            1,100

Item 6.  Exhibits and Reports on Form 8-K

(a)                                           The Exhibits filed as a part of
   this report are listed below.

Exhibit No.                                   Description

   10 (a)                               Employment Agreement with Executive
                                        Officer.

   10 (b)                               Restricted Stock Agreement with
                                        Executive Officer.

   10 (c)                               Stock Option Agreement with Executive
                                        Officer.

   20 Notice of Annual Meeting of Shareholders and Proxy Statement, filed with the Commission on April 10, 2003. Such Exhibit is incorporated herein by reference.

   99 Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) On May 29, 2003, the Company filed a Form 8-K reporting the results of its earnings for the fiscal quarter ended May 3, 2003.

   On July 14, 2003, the Company filed a Form 8-K relating to the amendment of its bank credit facility.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both an officer of the registrant and as the principal financial officer.


                                        THE BOMBAY COMPANY, INC.
                                        (Registrant)




                                        /S/ JAMES D. CARRKER
   Date:  September 11, 2003            James D. Carreker
                                        Chairman of the Board and
                                        Chief Executive Officer






                                        /S/ ELAINE D. CROWLEY
   Date:  September 11, 2003            Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer

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



Date:September 11, 2003


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



Date:September 11, 2003




                                        /S/ ELAINE D. CROWLEY

                                        Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer