Form 10-Q
period 2003-11-01
BOMBAY COMPANY INC
filed 2003-12-12
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 1, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class           Number of shares outstanding at November 29, 2003

Common stock, $1 par value                   35,273,625

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                          Quarter Ended November 1, 2003



                                TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION


Item                                                                 Page No.

1.Financial Statements...........................................       3-9

2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations...........................      10-14

3.Quantitative and Qualitative Disclosures About Market Risk.....       15

4.Controls and Procedures........................................       15



                           PART II - OTHER INFORMATION



6.Exhibits and Reports on Form 8-K...............................       16

 Signatures......................................................       17

 Certifications..................................................      18-21


                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                               Consolidated Statements of Operations
                                             (In thousands, except per share amounts)
                                                            (Unaudited)


                                        Three Months Ended          Nine Months Ended

                                      November 1,  November 2,    November 1,   November 2,
                                         2003          2002          2003           2002

Net revenue                           $135,361      $113,841       $384,871      $304,736

Costs and expenses:
   Cost of sales, buying
     and store occupancy costs          96,146        80,971        276,908       225,601
   Selling, general and
     administrative expenses            39,087        32,659        111,344        90,199
   Interest expense (income), net          374            73            238          (115)

      Total costs and expenses         135,607       113,703        388,490       315,685


Income (loss) before income taxes         (246)          138         (3,619)      (10,949)
Income tax expense (benefit)               (98)           54         (1,430)       (4,325)


   Net income (loss)                     ($148)          $84        ($2,189)      ($6,624)


Basic earnings per share                 ($.00)         $.00          ($.06)        ($.20)

Diluted earnings per share               ($.00)         $.00          ($.06)        ($.20)


Average common shares outstanding       35,130        32,895         34,436        32,994


Average common shares outstanding
  and dilutive potential
  common shares                         35,130        33,025         34,436        32,994



The accompanying notes are an integral part of these consolidated financial statements.



                                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                                   Consolidated Balance Sheets
                                                      (Dollars in thousands)


                                                November 1,   February 1,   November 2,
                                                   2003          2003          2002
                                               (Unaudited)                 (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                       $10,006       $56,608       $13,511
  Inventories                                     189,757       102,768       125,030
  Other current assets                             29,130        21,123        23,159

   Total current assets                           228,893       180,499       161,700


Property and equipment, net                        62,863        45,301        47,080
Goodwill, less amortization                           423           423           423
Other assets                                       10,916         9,966        11,356

   Total assets                                  $303,095      $236,189      $220,559


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                $ 55,150      $     --       $17,938
  Accounts payable and accrued expenses            43,531        37,202        32,239
  Income taxes payable                                 --         6,673           358
  Accrued payroll and bonuses                       5,896         7,192         3,739
  Gift certificates redeemable                      5,403         5,923         4,683
  Accrued insurance                                 4,116         3,609         2,535

    Total current liabilities                     114,096        60,599        61,492

Accrued rent and other noncurrent liabilities      13,406         6,182         6,249

Stockholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized                        --            --            --
  Common stock, $1 par value, 50,000,000
    shares authorized,
    38,149,646 shares issued                       38,150        38,150        38,150
  Additional paid-in capital                       75,837        75,446        75,301
  Retained earnings                                74,172        76,361        62,520
  Accumulated other comprehensive
    income (loss)                                     229        (1,394)       (1,591)
  Common shares in treasury, at cost,
    2,879,341; 4,621,440 and 5,259,048
    shares, respectively                          (11,819)      (18,918)      (21,528)
  Deferred compensation                              (976)         (237)          (34)

     Total stockholders' equity                    175,593      169,408       152,818

  Total liabilities and
    stockholders' equity                          $303,095     $236,189      $220,559

The accompanying notes are an integral part of these consolidated financial statements.

                                       4


                                  THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                           (Dollars in thousands)
                                                 (Unaudited)

                                                          Nine Months Ended

                                                       November 1,  November 2,
                                                          2003         2002

Cash flows from operating activities:
  Net loss                                              ($2,189)      ($6,624)
  Adjustments to reconcile net loss
   to net cash from operations:
   Depreciation and amortization                         12,822        10,897
   Compensation expense, net -
    restricted stock                                        204           (98)
   Deferred taxes and other                                 220           264
  Change in assets and liabilities:
   Increase in inventories                              (84,980)      (35,002)
   Increase in other current assets                      (7,245)       (5,195)
   Increase (decrease) in current liabilities            (2,817)        1,233
   Increase in noncurrent assets                            (55)           (4)
   Increase (decrease) in noncurrent liabilities             39          (456)


    Net cash used by operations                         (84,001)      (34,985)

Cash flows from investing activities:
  Purchases of property and equipment                   (31,018)       (8,227)
  Landlord reimbursements                                 7,383            --
  Sales of property and equipment                           151           128

    Net cash used by investing activities               (23,484)       (8,099)

Cash flows from financing activities:
  Net bank borrowings                                    55,150        17,938
  Purchases of treasury stock                               (83)         (895)
  Sale of stock to employee benefit plans                   163            77
  Collection of stock purchase loans                         --           968
  Proceeds from the exercise of employee stock options    6,155           213

    Net cash provided by financing activities            61,385        18,301

Effect of exchange rate change on cash                     (502)         (121)

Net decrease in cash and cash equivalents               (46,602)      (24,904)

Cash and cash equivalents at beginning of period         56,608        38,415

Cash and cash equivalents at end of period              $10,006       $13,511


Supplemental disclosure of cash flow information:
 Interest paid                                           $  276        $   153
 Income taxes paid                                        5,531          2,131
 Non-cash financing activities:
   Distributions of deferred director fees                  179            250
   Issuance of restricted stock                           1,035             --

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Accounting Principles

  In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 1, 2003 and November 2, 2002, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended. The results of operations for the three and nine month periods ended November 1, 2003 and November 2, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2002 Annual Report on Form 10-K.

  During the year, the Company's obligations commenced under leases which include provisions for landlord construction cost reimbursements to the Company as inducement to enter into such new leases. The amounts, aggregating $7,383,000 for the nine months ended November 1, 2003, have been included in other noncurrent liabilities and are being amortized over the lives of the related leases. Such amounts were immaterial in prior years.


(2)  Comprehensive Income/Loss

  Comprehensive income or loss represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

  Comprehensive income for the three months ended November 1, 2003 and November 2, 2002 was $628,000 and $236,000, respectively. Comprehensive loss for the nine months ended November 1, 2003 and November 2, 2002 was $566,000 and $6,439,000, respectively. Other comprehensive income or loss consists of the cumulative effect of foreign currency translation adjustments.


(3)  Earnings per Share

  Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  The computations for basic and diluted earnings per share are as follows (in thousands, except per share amounts):











                                            Three Months Ended          Nine Months Ended

                                          November 1,  November 2,   November 1,   November 2,
                                             2003         2002          2003          2002

Numerator:
  Net income (loss)                          ($148)         $84       ($2,189)       ($6,624)

Denominator, basic earnings per share:
   Average common shares outstanding        35,130       32,895         34,436         32,994

Denominator, diluted earnings per share:
   Average common shares outstanding        35,130       32,895         34,436         32,994
   Stock options                                --           87             --             --
   Deferred director compensation               --           43             --             --

                                            35,130       33,025         34,436         32,994

Basic earnings per share                    ($0.00)       $0.00         ($0.06)        ($0.20)

Diluted earnings per share                  ($0.00)       $0.00         ($0.06)        ($0.20)



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

  Availability of the bank commitment is limited to the lesser of $75 million or 45% of eligible inventory as defined by the credit facility. At November 1, 2003, the bank commitment was $75,000,000. Letters of credit totaling $5,839,000 and borrowings of $55,150,000, primarily to support inventory purchases, were outstanding under the facility, and $14,011,000 was available for additional borrowings or letters of credit.

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


                                          Three Months Ended        Nine Months Ended

                                        November 1,  November 2,  November 1,  November 2,
                                           2003        2002         2003         2002

Net income (loss), as reported             ($148)        $84       ($2,189)     ($6,624)
Stock-based compensation
  expense determined under
  FAS 123, net of tax                       (320)       (190)         (868)        (620)

Net loss, pro forma                        ($468)      ($106)      ($3,057)     ($7,244)

Basic earnings per share,
  as reported                              ($.00)       $.00         ($.06)       ($.20)

Diluted earnings per share,
  as reported                              ($.00)       $.00         ($.06)       ($.20)

Basic earnings per share,
  pro forma                                ($.01)      ($.00)        ($.09)       ($.22)

Diluted earnings per share,
  pro forma                                ($.01)      ($.00)        ($.09)       ($.22)



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

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

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


  In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The Company will adopt FIN 46 during the fourth quarter of Fiscal 2003 for variable interests and variable interest entities to which the provisions of the standard apply. The Company is evaluating the impact, if any, that this standard may have with regard to possible consolidation of its international licensees.

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic uncertainty; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including proposed duties on bedroom furniture imports from China; risks associated with international business; impact of foreign currency fluctuations; potential business interruptions due to communicable diseases; terrorism; war or threat of war; regional weather conditions; hiring and retention of key management personnel and other risks and uncertainties contained in the Company's 2002 Annual Report on Form 10-K and other SEC filings as they occur.

General

  The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") design, source and market a unique line of fashionable home accessories, wall d{e'}cor and furniture through 449 retail locations in 42 states in the United States and nine Canadian provinces, through specialty catalogs, over the Internet and internationally. The Company's primary business consists of its Bombay retail operations. In addition, the Company operates Bombay KIDS ("KIDS"), Bailey Street Trading Company and Bombay International, which are immaterial to the overall results and, therefore, are not discussed separately under "Results of Operations". KIDS, a line of children's furniture, textiles and accessories, is currently being offered in 19 Bombay KIDS store locations as well as through catalog and Internet channels. The Company's wholesale operation, Bailey Street Trading Company, markets a limited number of furniture and accessory SKUs under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. The Company also has international licensing agreements under which a total of thirteen licensed international stores are operating in the Middle East and the Caribbean.

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

Results of Operations

Quarters Ended November 1, 2003 and November 2, 2002

      Net revenue increased 19% to $135,361,000 for the quarter ended November 1, 2003 compared to $113,841,000 for the quarter ended November 2, 2002. Same store sales increased 13% for the quarter on top of a 9% same store sales gain in the comparable period of the prior year. Of the total sales growth for the quarter, 11% was attributable to same stores, 5% from new stores net of closures and 3% from non-store activities, including Internet, mail order, International and Bailey Street Trading Company operations. Revenue from non-store operations represented 9% of total revenue compared to 8% last year.

        On a geographical basis, all regions of the United States reported positive same store sales gains, with the Midwest and Northeast regions posting double digit gains. Canada reported mid-single digit same store sales gains, and benefited from favorable currency exchange. From a sales mix standpoint, large furniture represented 37% of the business, occasional furniture was 13%, wall d{e'}cor was 14% and accessories were 36%, compared to 35% large furniture, 14% occasional furniture, 13% wall d{e'}cor and 38% accessories in the third quarter of the prior year. All categories experienced improvement in sales, with furniture and accessories showing the strongest growth. The average retail ticket increased approximately 10% to $89 for the quarter compared to $81 in the same quarter last year, while the number of transactions increased 7%.

  Cost of sales, including buying and store occupancy costs, was $96,146,000 for the third fiscal quarter compared to $80,971,000 for the same period last year. As a percentage of revenue, cost of sales decreased to 71.0% for the quarter compared to 71.1% for the prior year period. Buying and store occupancy costs declined as a percentage of revenue to 18.5% from 20.6% in the prior year, reflecting the significant leverage gained as a result of higher same store sales. Buying and store occupancy costs increased to $24,977,000 in the third fiscal quarter from $23,485,000 in the comparable quarter of the prior year, an increase of 6% while square footage increased 10% between these periods. Product margins (revenue less cost of sales, excluding buying and store occupancy costs) declined approximately 210 basis points from the comparable prior year quarter due to the Company's continued focus on its value offering at key price points designed to increase market share and drive sales.

  Selling, general and administrative expenses were $39,087,000 or 28.9% of revenues during the third quarter of the current fiscal year compared to $32,659,000 or 28.7% of revenues in the comparable prior year period. Advertising costs increased approximately 100 basis points during the period due to an increase in distribution of the monthly Sunday newspaper inserts from three markets last year to 21 markets this year; the rollout of the new branding project and grand opening support for our new stores. Increases in other pre-opening and store closing costs, including store payroll, supplies, telephone and travel, resulted in reduced leverage in selling, general and administrative costs as the Company grows its store count and moves from mall to off-mall locations.

  For the quarter ended November 1, 2003, net interest expense was $374,000 compared to $73,000 in the third quarter of Fiscal 2002. The additional expense is primarily a result of higher seasonal borrowings to support investments in inventory and capital expenditures. The seasonal inventory build in the current year was significantly increased to support sales growth, both from strong same store sales gains and new store openings, and to improve in-stock position. Additionally, seasonal borrowings were used to fund capital expenditures relating to the Company's store growth, investment in systems and distribution center expansion.

Nine Months Ended November 1, 2003 and November 2, 2002

      For the nine months ended November 1, 2003, net revenue increased 26% to $384,871,000 compared to $304,736,000 in the first nine months of the prior fiscal year. Same store sales increased 21% for the year-to-date comparison. All regions of the United States and Canada reported double-digit same store sales gains on a year-to-date basis. Large furniture represented 36% of the business, occasional furniture was 15%, wall d{e'}cor was 14% and accessories were 35%, compared to 34% large furniture, 15% occasional furniture, 14% wall d{e'}cor and 37% accessories in the prior fiscal year period. The average transaction was approximately $89 during the first nine months of the year, approximately $7 or 8% higher than in the comparable prior year period, and the number of transactions increased approximately 16%.

      In addition to same store sales gains, revenue increases were a result of sales from new stores and stores converted to the large format as well as revenue from Internet, International, and Bailey Street Trading Company operations. Revenues from non-store operations represented 9% of total revenue for the nine-month period, compared to 7% in the prior year period.

      Cost of sales, including buying and store occupancy costs, was $276,908,000 during the nine months ended November 1, 2003 compared to $225,601,000 for the same period last year. As a percentage of revenue, cost of sales declined to 71.9% from 74.0% for the prior year period. Buying and store occupancy costs declined as a percentage of revenue to 19.0% from 22.9% in the prior year, reflecting the significant leverage gained as a result of higher same store sales. Buying and store occupancy costs increased 5% to $72,991,000 for the nine months from $69,648,000 in the comparable prior year period, while total retail square footage increased 10% since November 2, 2002. Product margins declined 180 basis points as a result of the Company's continued focus on its value offering at key price points designed to increase market share and drive sales volumes.

      Selling, general and administrative expenses were $111,344,000 for the nine months compared to $90,199,000 in the prior year period. Expense increases are primarily related to payroll and performance based compensation, accelerated depreciation related to the replacement of point-of-sales and merchandise planning systems, and higher advertising expenditures. As a percentage of revenue, expenses improved to 28.9% in the current period compared to 29.6% last year. Improvement as a percentage of revenue is primarily related to payroll and related costs.

      For the nine months ended November 1, 2003, net interest expense was $238,000 compared to $115,000 net interest income in the nine months ended November 2, 2002. The decline is a result of lower cash balances, and earlier and higher seasonal borrowings to support investments in inventory and capital expenditures. The seasonal inventory build in the current year was significantly increased to support sales growth, both from strong same store sales gains and new store openings, and to improve in-stock position. Additionally, seasonal borrowings were used to support capital expenditures relating to the Company's store growth, investment in systems and distribution center expansion.

Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and a bank line of credit. The Company has an unsecured, revolving credit agreement with a group of banks. On July 10, 2003, the credit agreement was amended to increase the aggregate commitment by $25 million to $75 million through the addition of one lending party and an increased commitment on the part of two existing banks. Other provisions of the agreement remained substantially unchanged. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes. Availability of the bank commitment is limited to the lesser of $75 million or 45% of eligible inventory, as defined by the credit facility. At November 1, 2003, the bank commitment was $75,000,000. Letters of credit, bankers'
acceptances and short-term borrowings totaling $5,839,000, $36,050,000 and $19,100,000, respectively, primarily to support inventory purchases, were outstanding, and $14,011,000 was available for additional borrowings or letters of credit.

  The Company's inventory balance increased $64,727,000 compared to the same period last year. The Company has made investments in inventory to support the growth in same store sales, store expansion and to improve inventory availability particularly in core merchandise and in merchandise featured in promotions. Over 50% of the increase in on-hand inventory relates to the furniture category and KIDS product. The Company expects to end the year with $130 million to $140 million in total inventory.

  During the first three quarters of Fiscal 2003, real estate activity was as follows:

                                Store Count

                      Bombay   KIDS   Outlets   Total

At 2/2/03               371     5       46       422
Openings                 30    14        1        45
Closings                (18)    -        -       (18)
At 11/1/03              383    19       47       449



  During the fourth quarter of Fiscal 2003, real estate activity is expected to be as follows:

                                Store Count

                      Bombay   KIDS   Outlets   Total

At 11/1/03              383     19      47       449
Openings                 24     16       -        40
Closings                (16)     -       -       (16)
At 1/31/04              391     35      47       473



  As a result of this activity, comparative retail square footage (in thousands) is as follows:

                                Fiscal 2003  Fiscal 2002  Increase

At Third Quarter End               1,726        1,571        10%
At Year End (2003 projected)   1,865- 1,880     1,578     18% - 19%


  During Fiscal 2003, a total of 100 store leases have expired or are scheduled to expire. Actions taken or planned for these leases are as follows:

                               Number
Action                        of Leases

Close and open in new location    12
Close                             13
Renew long-term                   15
Renew short-term                  39
Extend month-to-month             21
   Total                         100


  The Company's future capital needs will be primarily driven by its real estate strategy. During Fiscal 2003 and 2004, the Company has had or will have lease expirations related to approximately 200 stores. The Company expects to renew or replace substantially all of the stores as the leases expire and increase store count by approximately 5% annually. In addition, the Company plans to have 100 KIDS stores opened by the end of Fiscal 2005. In order to support this growth, the Company expects to continue to make investments in systems and expand its distribution center capacity. Capital expenditures, net of landlord allowances, are expected to total approximately $35 million in Fiscal 2003 and approximately $40 million in Fiscal 2004. The Company believes that its current cash position, cash flows from operations and expanded credit lines will be sufficient to fund its operations and capital expenditure programs during the current year. Additionally, the Company is currently investigating financing alternatives to support Fiscal 2004 expansion plans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As of November 1, 2003, the Company does not have any market risk sensitive instruments.


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

Exhibit No.                                   Description


   99 Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) On August 20, 2003, issuing guidance relating to its planned real estate activity and expected store counts for Fiscal 2003.

   On August 21, 2003, the Company filed a Form 8-K reporting the results of its earnings for the fiscal quarter ended August 2, 2003.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both an officer of the registrant and as the principal financial officer.


                                        THE BOMBAY COMPANY, INC.
                                        (Registrant)




                                        /S/ JAMES D. CARREKER
   Date:  December 11, 2003             James D. Carreker
                                        Chairman of the Board and
                                        Chief Executive Officer






                                        /S/ ELAINE D. CROWLEY
   Date:  December 11, 2003             Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer

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



Date:  December 11, 2003



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



Date:  December 11, 2003




                                        /S/ ELAINE D. CROWLEY

                                        Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer