Form 10-K
period 2004-01-31
BOMBAY COMPANY INC
filed 2004-04-12
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended January 31, 2004

                                      OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from _______________ to ___________________

   Commission file number 1-7288

                           THE BOMBAY COMPANY, INC.
            (Exact name of registrant as specified in its charter)



            A Delaware Corporation                            75-147522
        (State or other jurisdiction of                  (I.R. S. Employer)
         incorporation or organization)                Identification Number)

              550 Bailey Avenue
              Fort Worth, Texas                                76107
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

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No __

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price of the stock on August 1, 2003 was approximately $337,760,038.

Shares outstanding at April 3, 2004:  Common Stock, $1 Par Value: 35,533,305

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting to be held May 26, 2004 (as expressly incorporated by reference in Part III).

                                   FORM 10-K
                                    PART I
ITEM 1. BUSINESS.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a unique line of fashionable home accessories, wall decor and furniture through a network of retail locations throughout the United States and Canada, through specialty catalogs, the Internet and international licensing arrangements. We also have a small wholesale operation that distributes a separate line of occasional furniture. Throughout this report, the terms "our," "we," "us" and "Bombay" refer to The Bombay Company, Inc., including its subsidiaries.

Bombay's unique position in the market place is a result of our core competencies in design, sourcing and importing. Over 90% of our product is sourced from over 20 foreign countries. Over 90% of the product has been designed or styled to Bombay's specifications.

During Fiscal 2001, we expanded our product offering to include a line of children's furniture, textiles and accessories via catalog and Internet. As of January 31, 2004, BombayKIDS has expanded to 35 stores of which thirty-one are combination locations, with a BombayKIDS store adjacent to a core Bombay store. We intend to open approximately 15 additional BombayKIDS stores in Fiscal 2004 and approximately 30 in Fiscal 2005.

In addition to our primary retail operations, Bombay has other operating enterprises which contributed incrementally to profitability but which were not significant to our operations in Fiscal 2003. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations, including BombayKIDS, outlets, Internet and catalog.

 (b) Financial Information About Segments

Bombay operates primarily in one business segment as a multi-channel retailer selling decorative home furnishings, furniture and related items.

(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates stores, primarily located in regional shopping malls, certain secondary malls and selected urban and suburban locations. As of January 31, 2004, there were 415 stores in 42 states in the United States and 56 stores in nine Canadian provinces. We also market our products through our mail order operations in the United States and Canada and over the Internet at www.bombaycompany.com and www.bombay.ca.

We offer a diverse selection of products consisting of approximately 4,800 stock keeping units ("SKUs") of which over 90% of the product has been designed or styled to our specifications. Bombay's proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. We regularly update our merchandise assortment by introducing new products while discontinuing others. We have a fashion component to our product offerings, primarily in the accessory and wall decor areas, which is introduced seasonally. Other products with longer lives are discontinued as they approach the end of their life cycles. Approximately 2,600 and 2,300 new SKUs were introduced in Fiscal 2003 and Fiscal 2002, respectively. Typically, new product introductions have been concentrated during our spring, fall and Christmas selling periods. Going forward, we intend to introduce product more frequently to increase newness in the store and to level spikes in inventory as new product is introduced. The principal categories of merchandise include the following:

     Furniture - We sell  two  broad categories of furniture as described
     below.   Our furniture is manufactured  by  third  party  vendors  located principally in China, Malaysia, Taiwan, Vietnam, Indonesia and India.

     Large Furniture - This category includes both wood and metal furniture focusing on the bedroom, living room, dining room and home office. Many of the larger items are displayed in store and stocked in our distribution centers and are available for store delivery typically within ten days. Large furniture represented 31%, 32% and 31% of total sales in Fiscal 2003, 2002 and 2001, respectively.

     Occasional Furniture - This category includes wood and metal hall tables, end and coffee tables, plant stands and other small accent tables, stands and curios that are ready-to-assemble, take home products. Occasional furniture represented 14%, 12% and 12% of total sales in Fiscal 2003, 2002 and 2001, respectively.

     Accessories  -  This is the broadest category and represented 43% of total sales in Fiscal 2003, 2002 and 2001. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, crystal, ceramics, frames and desktop items, textiles, floral, candles and holiday. The items are imported from over 20 countries in Asia, North America and Europe.

     Wall Decor - This category includes prints, mirrors and wall accessories that represented 12%, 13% and 14% of total sales in Fiscal 2003, 2002 and 2001, respectively. This merchandise is sourced primarily from the United States and various countries in Asia.

Merchandise is manufactured to Bombay's specifications through a network of third party vendors principally located in Asia and North America. Over 90% of production needs are sourced from foreign countries. We have branch offices in Taiwan, Malaysia, China, Vietnam and India, and utilize agents in various countries to locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

We are not dependent on any particular supplier and have had long standing relationships with many of our vendors. Thirty manufacturers in eight countries supply almost 65% of our merchandise requirements. Bombay has no long-term production agreements; however, we generally have agreements with major manufacturers that prohibit the production of proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. We do business with our vendors principally in United States currency and historically have not experienced any material disruptions as a result of any foreign political, economic or social instabilities.

The product development process takes between three months and twelve months, beginning with the original idea and concluding with the final product received at regional distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or reordered, lead times generally vary from two to six months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors especially in months when manufacturers are producing at, or near, peak capacity to meet seasonal demands. As a result, we strive to maintain an adequate inventory position in our distribution centers to ensure a sufficient supply of products to our customers.

We have regional distribution centers in Fort Worth, Texas; McDonough, Georgia; Gilbertsville, Pennsylvania; Mira Loma, California; Plainfield, Indiana and Mississauga, Ontario. The distribution centers are strategically located and provide the capability to replenish the majority of store inventories within 48 hours of when the order is processed. We use dedicated trucks and less-than-truckload carriers to transport product from our distribution centers to the stores.

Channels of Distribution

RETAIL

Stores and Real Estate

Historically, we have located our stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfied our demographic and financial return criteria. Approximately one hundred of our store leases expired in Fiscal 2003, and approximately 80 are scheduled to expire in Fiscal 2004. We are currently pursuing an off-mall strategy for new and relocated stores focusing on open-air lifestyle centers and high-end strip centers (especially those with a concentration of home furnishings retailers). Such locations offer us the opportunity to lower occupancy costs, improve operating efficiencies and provide a more convenient shopping experience for our customer. Our preference is to identify locations where we can operate a combined Bombay and BombayKIDS store, thereby realizing economies that come with a larger location while attracting a new and younger customer to Bombay. As of January 31, 2004, approximately 26% of our stores, excluding outlets, were in off-mall locations.

In selecting store locations, our real estate department conducts extensive analyses of potential store sites. We base our selection on the existing or planned co-tenancy of the center, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting. We seek out the most potentially profitable locations for the opening of new stores regardless of the venue. We are currently targeting 8,500 to 9,000 square foot locations where we can construct a Bombay store of approximately 4,500 square feet and a BombayKIDS store of approximately 4,000 square feet. Bombay mall stores are slightly smaller in size, currently averaging approximately 3,600 square feet. New Bombay off-mall locations are expected to be in the 4,000 to 5,000 square foot range. In addition to building new stores, we continue to selectively convert our existing regular stores, which average approximately 1,800 square feet to the larger format. As of January 31, 2004, there were 25 regular stores left in the chain.

At January 31, 2004, the store chain included a total of 46 outlet stores. We view the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further capitalize on our strength in designing and sourcing proprietary product.

Following is a table summarizing our store activity and composition:

                                                  January 31     February 1     February 2
                                                     2004           2003           2002
Number of stores:
    Beginning of year............................      422            419            408
    Opened.......................................       84             28             32
    Closed.......................................       35             25             21
    End of year..................................      471            422            419
Store composition:
     Large format................................      365            334            324
     Regular.....................................       25             37             59
     Outlet......................................       46             46             36
     BombayKIDS..................................       35              5              -
Retail square footage (in thousands):
     Large format.................................   1,459          1,297          1,244
     Regular......................................      46             68            107
     Outlet.......................................     198            193            151
     BombayKIDS...................................     144             20              -
     Total........................................   1,847          1,578          1,502


During Fiscal 2004, we plan to open approximately 75 to 80 new stores, including approximately 15 BombayKIDS stores. We plan to close 35 to 40 stores, ending the year with approximately 510 stores. For store count purposes, a combined Bombay and BombayKIDS location represents two stores.

Our average cost of leasehold improvements, furniture, fixtures and machinery for Bombay stores opened in Fiscal 2003, net of landlord construction allowances, was approximately $205,000 per store, or $44 per square foot. In addition, other investments, which consist primarily of inventory in the store location, averaged approximately $100,000 per large format store. The average net cost of a BombayKIDS store is approximately $195,000 but, at $47, is slightly higher than a Bombay large format store on a per square foot basis due to higher fixturing costs. During Fiscal 2003, inventory investment averaged $100,000 for a BombayKIDS store. During Fiscal 2003, average inventory physically in store was approximately 40% of the total inventory investment. Our mall-based stores typically achieve store level operating profitability during their first full year of operations and reach maturity in three years. Off-mall stores are typically profitable during their first year of operation. However, based upon our limited experience, it appears that it may take slightly longer for these stores to mature. Further, whether a store was relocated from a local mall or is a new store in a market may also be an influencing factor as to profitability and maturity.

As of January 31, 2004, 415 stores were operating in 42 states in the United States and 56 stores were operating in nine provinces in Canada as illustrated in the map below.

{The paper version of the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:

UNITED STATES:
   AL - 6                       KY - 3                      NY - 18
   AR - 1                       LA - 8                      OH - 14
   AZ - 6                       MA - 9                      OK - 4
   CA - 58                      MD - 11                     OR - 3
   CO - 6                       MI - 9                      PA - 16
   CT - 7                       MN - 4                      RI - 1
   DE - 2                       MO - 5                      SC - 6
   FL - 39                      MS - 2                      TN - 10
   GA - 20                      NC - 13                     TX - 46
   IA - 1                       NE - 1                      UT - 3
   ID - 1                       NH - 4                      VA - 19
   IL - 21                      NJ - 18                     WA - 4
   IN - 6                       NM - 1                      WI - 3
   KS - 2                       NV - 3                      WV - 1




CANADA:
   AB - 4                       NB - 1                      ON - 30
   BC - 7                       NF - 1                      PQ - 8
   MB - 2                       NS - 2                      SK - 1}

Direct

We offer virtually all our retail SKUs for electronic commerce through our U.S. websites at http://www.bombaycompany.com for Bombay, http://www.bombaykids.com for BombayKIDS and http://www.bombayoutlet.com for Bombay Outlets. During Fiscal 2003, we launched our Bombay Canada website at http://www.bombay.ca which currently sells core product and a limited selection of outlet product, with plans to add a BombayKIDS site in the future. We continue to pursue online marketing partnerships to broaden our reach to additional customers. Business-to-consumer revenues over the Internet were approximately $17 million in Fiscal 2003. We also maintain websites supporting our wholesale activities.

Bombay has a catalog business which primarily  serves as a marketing vehicle to
drive  customers  into  stores  and  to  the Internet.   Direct  catalog  sales
represent less than 2.5% of revenues.

WHOLESALE

Bailey Street Trading Company - During Fiscal 2000, we created a wholesale subsidiary, Bailey Street Trading Company ("Bailey Street"). The brand is separate from Bombay and allows us to capitalize on our strengths in product design, sourcing and importing. Current product offerings are focused on furniture but may be expanded to include wall decor and accessories in the future. We distribute our Bailey Street merchandise to a variety of customers including independent gift stores, catalogers, department stores, furniture stores and mass merchants through a network of independent regional sales representatives. During Fiscal 2003, Bailey Street revenues increased to $15.8 million compared to $8.4 million in Fiscal 2002.

International - Bombay International, Inc. ("International") is our international licensing and distribution channel. International operations have extended to 14 licensed stores as of the end of Fiscal 2003, operating in the Middle East and the Caribbean. International revenues totaled $3.7 million compared to $3.5 million in Fiscal 2002. In the short-term, we plan to continue expansion abroad through licensing and distribution agreements in existing markets or with current partners. During Fiscal 2004, approximately five to six additional International stores are planned to be opened by our licensees.

Intangibles

We own a number of the trademarks and service marks used in our business, including federal registrations for the marks The Bombay Company{reg-trade-mark}, Bombay{reg-trade-mark}, the palm tree logo, BombayKIDS{reg-trade-mark} and Bailey Street Trading Company{reg-trade-mark}. Our trademarks are also registered or are the subject of pending applications in a number of foreign countries. Each registration is renewable indefinitely if the mark is still in use at the time of renewal.

We believe that our trademarks have significant value and that these marks enhance the Bombay{reg-trade-mark} brand and are instrumental in our ability to create, sustain demand for and market our product. From time to time, we discover products in the marketplace that are counterfeit reproductions of our product or that otherwise infringe upon our trademark or tradedress rights. We have and will continue to vigorously defend our rights under the marks as necessary.

Seasonality

Operating results are subject to seasonal variation. Historically, the largest proportion of sales and substantially all of the income occur in the fourth fiscal quarter, which includes the Christmas season. Inventory balances are generally built to their highest levels prior to the Christmas selling season. Inventories decline, short-term borrowings are repaid and cash balances increase significantly in December due to the Christmas business.

Competition

The home furnishings and decorative accessories market is highly fragmented and very competitive. We face competition from furniture stores, department stores and other specialty retailers, including national chains and independent retailers. We believe that we compete primarily on the basis of style, selection, quality and value of merchandise.

Employees

We have approximately 5,500 employees, which include approximately 3,000 part-time employees, and are not a party to any union contract. Employee relations are considered to be good.

Risks and Uncertainties

All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward-looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms for retail and distribution real estate sites; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including proposed duties on bedroom furniture imports from China; risks associated with international business; fluctuations in foreign currency exchange rates; potential travel or import/export restrictions due to communicable diseases; terrorism; war or threat of war; regional weather conditions; and hiring and retention of key management personnel.

(d) Financial Information About Geographic Areas

Bombay operates in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores, mail order and Internet in the United States and Canada. Our wholesale operations have been immaterial to our operations and financial results to-date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):

                                                Year Ended

                                  January 31    February 1    February 2
                                     2004          2003          2002

Net revenues:
    United States..............    $526,219     $442,339      $388,789
    Canada.....................      70,216       51,661        48,668
        Total..................    $596,435     $494,000      $437,457

Long-lived assets:
    United States..............     $68,031      $46,201       $51,367
    Canada..................          5,992        4,040         4,226
       Total.....................   $74,023      $50,241       $55,593


(e) Available Information

We make available free of charge through our website, http://www.bombaycompany.com, all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing or furnishing such materials with the SEC.

Any materials filed by the Company with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, http://www.sec.gov, that contains reports, proxy and information statements and other information which we file electronically with the SEC.

ITEM 2.  PROPERTIES.

We own our United States headquarters office complex of which we occupy approximately 87,000 square feet. We lease stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:

                                          Square Feet

              Description                Owned     Leased
Stores:
   Large format......................      -      1,459,000
   Regular...........................      -         46,000
   Outlet............................      -        198,000
   BombayKIDS........................      -        144,000
Distribution centers:
   Mira Loma, CA.....................      -        156,000
   Gilbertsville, PA.................      -        200,000
   Fort Worth, TX....................      -        250,000
   McDonough, GA.....................      -        254,000
   Plainfield, IN. ..................      -        300,000
   Mississauga, ON, CAN..............      -        114,000
Offices and storage:
   Mississauga, ON, CAN..............      -          9,000
   Regional sites....................      -          2,000
   Fort Worth, TX....................   121,000      35,000
                                        121,000   3,167,000


Leases generally have 10-year terms, expiring between 2004 and 2015. Rents under the store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 totaled $58,712,000, $50,669,000 and $47,366,000, respectively.

The minimum rental commitments for future fiscal years related to real estate properties are as follows (in thousands):



Fiscal
2004........................ $  44,056
2005........................    37,091
2006........................    35,303
2007........................    34,180
2008........................    31,599
There.......................   101,482
                              $283,711

We believe that the insurance coverage maintained on all properties is adequate.


ITEM 3.  LEGAL PROCEEDINGS.

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2003.

                                    PART II

ITEM  5.   MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

(a)   The principal  market  for  Bombay's  common  stock is the New York Stock
   Exchange.   The  high  and  low trading prices, quoted  by  fiscal  quarter, follow:


Year ended January 31, 2004        High   Low      Year ended February 1, 2003        High  Low
First quarter.................... $ 8.69  $4.34    First quarter...................  $4.45  $2.14
Second quarter...................  12.65   7.80    Second quarter..................   5.25   2.61
Third quarter....................  14.11   9.20    Third quarter...................   3.10   2.15
Fourth quarter...................  13.80   6.30    Fourth quarter..................   5.95   2.96

(b) The approximate number of record holders of common stock on March 12, 2004 was 1,800.

(c) We have bank credit agreements with restrictions related to payment of dividends. We have not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of our retail stores and operating purposes.

(d) The information required by this item appears under the caption "Equity Compensation Plan Information" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

Year Ended

                                         January 31  February 1  February 2  February 3  January 29
Financial Data:                             2004        2003        2002       2001         2000
  Net revenues*.........................  $596,435    $494,000    $437,457    $423,459    $392,578
  Net revenues increase.................       21%         13%          3%          8%          9%
  Same store sales increase (decrease)..       13%          5%        (2)%          5%          5%
  Net income*...........................    $9,951      $7,217      $3,724      $8,645      $7,342
  Basic earnings per share..............      $.29        $.22        $.11        $.26        $.20
  Diluted earnings per shares...........      $.28        $.22        $.11        $.26        $.20
  Total assets*.........................  $264,933    $236,189    $206,889    $206,651    $201,872
  Stockholders' equity*.................  $191,387    $169,408    $158,707    $154,727    $156,248
  Return on average assets..............      4.0%        3.3%        1.8%        4.2%        3.7%
  Return on average equity..............      5.5%        4.4%        2.4%        5.6%        4.7%

Operating Data:
   Average sales per store open
      for full fiscal year*                 $1,249      $1,098      $1,012      $1,012        $926
   Average sales per square foot........      $322        $296        $288        $306        $288
   Number of stores:
       Beginning of year................       422         419         408         415         412
       Opened...........................        84          28          32          10          19
       Closed...........................        35          25          21          17          16
       End of year......................       471         422         419         408         415
   Store composition:
        Large format....................       365         334         324         291         270
        Regular.........................        25          37          59          93         125
        Outlet..........................        46          46          36          24          20
        BombayKIDS......................        35           5           -           -           -
   Retail square footage:*
        Large format....................     1,459       1,297       1,244       1,116       1,049
        Regular.........................        46          68         107         163         216
        Outlet..........................       198         193         151          92          72
        BombayKIDS......................       144          20           -           -           -
        Total...........................     1,847       1,578       1,502       1,371       1,337

Bombay has paid no cash dividends during the periods presented.

* In thousands.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report to Shareholders under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including proposed duties on bedroom furniture imports from China; risks associated with international business; fluctuations in foreign currency exchange rates; potential travel or import/export restrictions due to communicable diseases; terrorism; war or threat of war; regional weather conditions and hiring and retention of key management personnel.

Executive Overview
Bombay markets a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless and classic in its styling. Over 90% of the items are imported, with more than half of the product coming from China. We are a multi-channel retailer with store locations, Internet and mail order operations, so that the customer can shop at her convenience. We have a small wholesale operation that is immaterial to overall revenue but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins by merchandise categories, operating margins as a percentage of revenues, earnings per share, cash flow, return on assets and inventory turn.

We are currently executing a multi-phase turnaround intended to improve Bombay's profitability and generate competitive operating results in-line with current market leaders in the sector. For the year, our operating margin was 2.7% of revenues compared to industry leaders in the 8% to 12% range. We do not believe that, long-term, there is anything structurally that would prevent us from improving our operating results to approach those of industry leaders.

Phase I of the turnaround commenced during the third quarter of Fiscal 2002 and continued into Fiscal 2003. Our goal was to reclaim market share, generating above average same store sales and validating our positioning within the market place. We reported 13 consecutive months of double-digit same store sales increases beginning in September 2002 and continuing through September 2003. As a result of the strength of these sales, we were able to leverage many of our fixed costs including our buying and occupancy costs, which declined to 16.8% of revenues during Fiscal 2003 from 19.1% of revenues during Fiscal 2002.

Phase I was also characterized by the aggressive repositioning of our real estate portfolio. During the 1980s and 1990s, our focus was on opening stores in "A" malls throughout North America. As shopping habits have evolved, with alternative venues such as lifestyle centers and big box strip centers gaining popularity, we have begun to migrate our stores to off-mall locations. In addition to being more convenient for customers and suitable for the sale of large items, such locations typically have lower cost structures, both from a fixed rent perspective and for other common area expenses billed by landlords. Management believes that the movement to the off-mall locations will ultimately result in lower fixed costs for Bombay and will help improve profitability. During Fiscal 2003, approximately 100 leases expired, and we took advantage of that opportunity to close some of our mall stores and move to nearby off-mall locations. We are currently focusing on our top 25 markets to obtain market density and leverage fixed logistics and advertising costs in those areas. Additionally, we have restarted net store growth, which has been relatively flat in number since 1996. A total of 88 real estate projects, including new stores and relocations, were completed during the year resulting in opening 75 new off-mall locations. The total number of stores grew to 471, a net increase of 49 stores.

The following table reflects the real estate portfolio at each fiscal year end:

                     January 31        February 1        February 2
                       2004              2003              2002

                 Units % of total   Units % of total    Units  % of total
Mall.........     302      64%       328      78%        348       83%
Off-mall.....     123      26         48      11          35        8
Outlet.......      46      10         46      11          36        9
   Total.....     471     100%       422     100%        419      100%

Another key aspect of Phase I included aggressively investing in marketing to attract new customers to Bombay and support the move from mall to off-mall. During the late 1990s and early 2000s, we had become increasingly reliant on periodic catalogs to drive customers into the store and did not have marketing vehicles with a broader reach. In Fiscal 2001, the marketing expenditures reached their historical low of 3.4% of revenues. During Fiscal 2002 and
Fiscal 2003, we increased our marketing to 4.1% and 4.6% of revenues, respectively, with much of the incremental spending going to support a program for monthly inserts in Sunday newspapers in our top 21 markets.

In addition to investing in new stores, we began making some key investments in our infrastructure that will serve as the foundation upon which we plan to grow to become a billion dollar company with competitive operating margins. During Fiscal 2003, we rolled out a new point-of-sale system and a broadband communication network to our U.S. stores, completed the implementation of the first phase of a new planning and allocation system, opened a new 300,000 square foot distribution center in the Midwest and made key investments in leadership positions, including the appointment of a new Chief Executive Officer and a new Chief Information Officer.

Investments in product margin, inventory, infrastructure and advertising led to a 21% increase in revenues, improvement in operating margins from 2.5% to 2.7% of revenue, and improvement in return on assets from 3.3% to 4.0%.

As we enter Fiscal 2004 and the second phase of the turnaround, we are focused on six critical success factors .

     DRIVE SAME STORE SALES AT A COMPETITIVE RATE - Average store level productivity was increased as a result of last year's 13% same store sales
     performance.   Longer-term, we need to continue to defend our market share and ultimately grow sales at a rate at, or above, the competition.

     SUCCESSFULLY  CONTINUE THE MIGRATION OF OUR STORES FROM MALL TO OFF-
     MALL LOCATIONS - We expect to improve operating margins 200 to 500 basis points over time as stores are relocated to lower-cost, off-mall locations. During Fiscal 2004, approximately 80 additional leases will expire and the migration will continue at an accelerated pace with plans to end the year with over 40% of our stores being off-mall.

     GROW STORE COUNT - Our goal is to increase the number of core Bombay stores 5% annually and continue to open new concepts such as BombayKIDS. The focus will be on our top 25 markets where we believe we can add almost 100 Bombay stores without exceeding current penetration limits. Market density is expected to result in leveraging fixed costs and improving operating efficiencies.

     DEVELOP BOMBAYKIDS - By the end of Fiscal 2004, we expect to have 50 BombayKIDS stores, providing the critical mass to yield better returns for the business. Success in the BombayKIDS business will enable us to demonstrate our ability to organically develop other concepts that leverage our core competencies and provide new growth vehicles.

     BUILD THE PROPER INFRASTRUCTURE TO SUPPORT FUTURE GROWTH - It is essential that we invest in systems, our logistics network and corporate competencies in order to avoid the pitfalls that scale and complexity can create. While it is tempting to forego such investments in favor of short-term profits, we believe that they are critical for long-term growth and will be accretive to future earnings. Planned infrastructure investments will include supply chain improvements, further enhancements to the U.S. point-of-sale system and its rollout to the Canadian subsidiary, SKU level planning and plannogramming, expansion of distribution facilities in the Northeast, and the addition of a new general merchandise manager and a new vice president of financial planning and analysis.

     GENERATE PROFIT MARGIN EXPANSION - This, in many ways, will be the result of executing the first five critical success factors well. The key to profit margin expansion will be the focus on and delivery of profit flow-through and return on new stores. Half of the opportunity lies in migrating to off-mall as we reduce fixed occupancy costs and lower our overall cost structure. Approximately 25%-30% of our future improvement lies in leveraging our top line growth in the areas of selling, general and administrative expenses and logistics. The remainder will come from improving product margins as we reap the benefits of new systems designed to help ensure better flow of product from source to store, improve inventory turn and manage promotional activities.

The infrastructure that we develop and the investments that we make will be critical to the third phase of our turnaround strategy. Our plan is to organically develop other retail concepts and areas of operations that would leverage our core competencies and become new growth vehicles for Bombay. This longer term strategy is several years in the future and is dependent on successfully accomplishing earlier phases, which will be the focus for Fiscal 2004 and beyond.

Fiscal 2004 will result in the second consecutive year of accelerated investment in Bombay with capital expenditures planned to be in the $30 to $35 million range. Our strategy from a balance sheet perspective is to utilize our credit facilities with banks to finance our seasonal working capital needs, and to fund our capital growth from working capital from operations and from our balance sheet.

Other Disclosures
The largest percentage of our sales and operating income is realized in the fourth fiscal quarter, which includes December (Christmas season).

The impact of inflation on operating results is typically not significant because the majority of our products are proprietary. We attempt to alleviate inflationary pressures by improving designs, finding alternative production sources in lower cost countries and increasing selling prices (subject to competitive conditions).

One of the risks we are currently facing relates to the recent anti-dumping petition against Chinese furniture makers for alleged dumping of wooden bedroom furniture. The petition is currently working its way through the United States International Trade Commission and the United States Department of Commerce. The final determinations of the Commission will not be made until 2005 but imposition of preliminary duties will begin in Spring 2004. Slightly more than 10% of our assortment is classified as bedroom furniture, not all of which is imported from China or may be subject to such duties. Our sourcing offices in Asia have been identifying alternative vendors in other countries including Vietnam, where some of our existing vendors have chosen to open manufacturing facilities. We have already begun to move production of many of the bedroom furniture items to these alternate factories. We cannot predict what amount, if any, of disruption there might be as manufacturers shift their production to other locales or what level of duties-related price increases we will be able to pass on to our customers for those items that we choose to continue to source from China. We believe that, with our established network of offices throughout Asia and the strength of our relationships with our vendors, we will be able to negotiate arrangements that will allow us to continue offering all product categories on a competitive basis.

We have a retail (52-53 week) fiscal year that ends on the Saturday nearest January 31. All periods presented reflect 52 weeks.


NET REVENUES
Net revenues consist of sales to retail customers, through store, mail order and Internet, and wholesale sales, through Bailey Street and to our international licensees, as well as shipping fees and other revenues. Shipping fees reflect revenue from customers for delivery of merchandise. Other includes royalties and territory fees from international licensees.


                                    Fiscal     Fiscal     Fiscal
Net revenues (in millions)           2003       2002       2001
Retail.......................       $571.8     $478.3     $431.2
Wholesale....................         17.7       10.8        3.3
Shipping.....................          6.6        4.6        2.8
Other........................           .3         .3         .2
   Total.....................       $596.4     $494.0     $437.5


                                   Fiscal   Fiscal   Fiscal
Merchandise Category                2003     2002     2001
Accessories..................        43%      43%      43%
Large furniture..............        31       32       31
Occasional furniture.........        14       12       12
Wall decor...................        12       13       14
   Total.....................       100%     100%     100%

Fiscal 2003
Net revenues increased $102.4 million, or 21%, to $596.4 million, compared to $494.0 million in Fiscal 2002. Revenues from retail operations increased $94.9 million, or 20%, from the prior year. Both new stores and same store sales increases contributed to the growth. Same store sales increased 13% for the year as we increased the number of stores by 49. During the year, we opened 53 large format stores, 30 BombayKIDS stores and one outlet. In addition, we converted four regular stores to the large format. Increases from additional stores were partially offset by the closing of 26 large format stores, eight regular stores and one outlet. Direct-to-customer revenues increased 44% to $29.8 million, from $20.6 million, due to strong Internet sales, partially offset by a decrease of approximately 10% in mail order sales. The remainder of the increase relates to growth in our wholesale operations, in particular, Bailey Street, where revenues increased 88%, to $15.8 million from $8.4 million in Fiscal 2002.

All regions of the U.S. and Canada reported positive same store sales, with all but the Midwest reporting double-digit sales increases. At the end of Fiscal 2003, we had 365 large format stores, 25 regular stores, 46 outlets and 35 BombayKIDS stores. Total retail square footage increased 17% compared to year-end Fiscal 2002, while the store count increased by a net 49 units. The number of retail transactions for the year increased by almost 15% and the average ticket increased to $86 from $82 in Fiscal 2002.

Fiscal 2002
Net revenues increased $56.5 million, or 13%, to $494.0 million, compared to $437.5 million in Fiscal 2001. Revenues from retail operations increased $48.3 million, or 11%, from the prior year. Same store sales increased 5% for the year. New stores also contributed to revenue growth, as we opened 14 large format stores, 9 outlets and 5 BombayKIDS stores while expanding two stores from the regular to the large format. Sales growth from new real estate activity was partially offset by store closures. Internet and mail order revenues grew 73% to $20.6 million from $11.9 million in the prior year, fueled by sales of BombayKIDS product and improvement made to our website. The remainder of the increase was the result of growth in our wholesale operations.

All regions of the U.S. and Canada reported mid single-digit same store sales increases. At the end of Fiscal 2002, we had 334 large stores, 37 regular stores, 46 outlets and five BombayKIDS stores. During the year, we closed 25 stores. Total retail square footage increased 5% compared to year-end Fiscal 2001, while the number of stores increased by a net 3 units. The number of retail transactions for the year increased 7% and the average ticket increased 4% to $82 from $79 in the prior year.


COST OF SALES, BUYING AND STORE OCCUPANCY COSTS


 (IN MILLIONS)                    Fiscal   Fiscal   Fiscal
                                   2003     2002     2001
Cost of sales, buying
    and occupancy costs......     $412.5   $344.0   $309.6
Shipping.....................        8.8      5.6      3.9
   Total.....................     $421.3   $349.6   $313.5

Fiscal 2003
Cost of sales, including buying and store occupancy costs, for Fiscal 2003 was $421.3 million, or 70.6% of revenues. As a percentage of revenues, these costs improved from 70.8% in Fiscal 2002. Product margins declined 210 basis points as we focused on our value offerings at key price points designed to increase market share and drive sales volumes. Buying and store occupancy costs declined as a percentage of revenues to 16.8% from 19.1% in Fiscal 2002, reflecting the significant leverage gained as a result of higher same store sales. Buying and store occupancy costs included impairment charges totaling $.2 million to write down the fixed assets related to eight unprofitable stores.

Fiscal 2002
Cost of sales, including buying and store occupancy costs, for Fiscal 2002 was $349.6 million, or 70.8% of revenues. As a percentage of revenues, these costs declined from 71.7% in Fiscal 2001. Product margins declined 40 basis points as we targeted key price points to drive volume. Buying and occupancy costs were 19.1% of revenues, a 130 basis points decline, as a result of leveraging costs against the stronger sales levels. Buying and occupancy costs included impairment charges totaling $.7 million to write down the fixed assets related to six unprofitable stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Fiscal 2003
Selling, general and administrative expenses were $158.4 million compared to $132.3 million in Fiscal 2002. As a percentage of revenues, expenses were slightly lower at 26.6% in Fiscal 2003 compared to 26.8% in Fiscal 2002. Excluding charges related to the departure of the Chief Executive Officer and the settlement of a California wage and hour lawsuit in Fiscal 2002, selling, general and administrative expenses in Fiscal 2002 were 26.3% of revenues. At the store level, costs declined slightly as a percentage of sales. Store payroll productivity gains were offset by higher costs associated with the new broadband communication network and store opening and closing expenses. Marketing costs increased over $7 million, or 50 basis points, as we increased our distribution of monthly Sunday newspaper inserts from three markets in late Fiscal 2002 to 21 markets in Fiscal 2003, in order to attract new customers and drive traffic into the stores. Corporate office general and administrative expenses declined approximately 40 basis points as we leveraged insurance and payroll costs against the higher revenue base. Foreign exchange gains related to the strengthening of the Canadian dollar also helped offset costs associated with infrastructure investment in systems.

Fiscal 2002
Selling, general and administrative expenses were $132.3 million compared to $117.6 million in Fiscal 2001. As a percentage of revenues, expenses were slightly lower at 26.8% in Fiscal 2002 compared to 26.9% in Fiscal 2001. Fiscal 2002 included a charge of $1.1 million relating to the departure of the Chief Executive Officer and a $1.3 million charge related to the settlement of a California wage and hour lawsuit. Excluding these charges, selling, general and administrative costs were 26.3% of revenues, a 60 basis point decline. At the store level, we were able to successfully leverage payroll costs against the higher revenue base. Marketing costs increased by over $5 million or 70 basis points to 4.1% of revenues as we invested in advertising to drive sales through increased direct marketing and testing broader reach vehicles including a color newspaper insert. Corporate general and administrative costs declined slightly as a percentage of revenue primarily due to leverage in payroll and depreciation and amortization of systems partially offset by higher insurance costs.


INTEREST
Fiscal 2003
During Fiscal 2003, we had interest income of $176,000 and interest expense of $621,000, compared to interest income of $331,000 and interest expense of $152,000 in Fiscal 2002. Decline in interest income and increase in expense are the result of lower invested cash balances and greater utilization of the credit facility in the current year. Funds were primarily used to finance our capital expansion plan, with the addition of 49 locations, and higher inventory levels to support both the higher store count and the increase in same store sales.

Fiscal 2002
During Fiscal 2002, we had interest income of $331,000 and interest expense of $152,000, compared to interest income of $248,000 and interest expense of $566,000 in Fiscal 2001. Improvement resulted from higher average cash balances generated through higher sales and profits, lower capital expenditures and lower average inventory levels, resulting in lower utilization of the credit facility. In addition, borrowings were at lower interest rates.


INCOME TAXES
We provided income taxes of $6.3 million, $5.1 million and $2.3 million in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The effective rates were 38.7%, 41.2% and 38.6% in the respective periods. Fluctuations in the effective rate were primarily related to foreign taxes that change in accordance with earnings in the Canadian subsidiary and in state tax expenses that have not changed proportionately to income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES
The primary sources of liquidity and capital resources are cash flows from operations and a line of credit with banks. We have an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $75 million for working capital and letter of credit purposes. The bank commitment is limited to 45% of saleable inventory. At January 31, 2004, the bank commitment was $62.2 million, and $55.3 million was available for borrowings or additional letters of credit. The credit facility expires July 5, 2005.

Fiscal 2003
During Fiscal 2003, we used $31.0 million of cash, ending the year with $25.6 million in cash and long-term investments. The decline in the level of cash from Fiscal 2002, for both year-end comparisons and throughout the period, is due to our higher capital expenditures and corresponding inventory levels in Fiscal 2003 to support the additional stores and growth in same store sales. The primary sources of cash were net income, including non-cash depreciation, amortization expense and deferred tax expense, as well as the exercise of stock options. Cash was primarily used for capital expansion, partially offset by construction allowances granted by landlords, and to purchase additional inventory to support the larger store base and increased same store sales.

Other significant uses of cash included the payment of federal income taxes and a decrease in other current assets, primarily due to a decrease in prepaid rent resulting from the timing of the end of the fiscal period.

Capital expenditures totaled $41.1 million and included the costs of opening 53 large format stores, 30 KIDS stores, one outlet, a distribution center in Plainfield, Indiana, investments in new point-of-sale, planning and allocation and other systems and routine purchases of equipment. These expenditures were partially offset by construction allowances of $11.9 million granted by landlords.

At January 31, 2004, inventory levels were $138.9 million or $36.2 million higher than at February 1, 2003. This increase represents investments to support the additional number of stores and higher sales levels. The year end level was above desired levels as a result of aggressively buying to Christmas sales that did not materialize. The investments were made primarily in core merchandise which will continue to be offered as part of the product offering. As a result, future orders will be adjusted to reflect the higher on hand quantities. We do not expect the higher inventory levels to have a material impact on gross margins. However, we will closely monitor inventory sell-through and take appropriate actions, as necessary, to maximize inventory productivity.

Long-term, our strategy is to utilize our credit facility to finance seasonal borrowings and to utilize cash flow from operations and our balance sheet to finance our capital programs. For Fiscal 2004, the capital expenditures plan is estimated to be $30 to $35 million and includes the addition 64 large format stores and 15 BombayKIDS stores. We expect to close 35 large format and 4 regular stores, and to end Fiscal 2004 with approximately 511 locations. Other capital expenditure plans include further enhancements to the point-of-sale system and its roll out to the Canadian subsidiary, expansion of distribution facilities in the Northeast and routine purchases of equipment.

In   connection  with  continuing  operations,  we  have  various   contractual
obligations and commercial commitments requiring payment in future periods, summarized in the table below.



                                                             Payments Due by Period


(In thousands)                              Total      Less than     1 - 3      4 - 5     After 5
                                                         1 Year      Years      Years      Years
CONTRACTUAL OBLIGATIONS
Real estate operating leases............   $283,711    $ 44,056    $106,574    $60,682    $72,399
Unconditional purchase orders...........     81,347      81,347           *          *          *
Equipment operating leases..............      2,945         731       2,173         41          *
Employment contracts....................      3,647       3,332         315          *          *
Other contractual obligations...........     13,978       7,994       5,984          *          *
    Total contractual cash obligations..   $385,628    $137,460    $115,046    $60,723    $72,399

COMMERCIAL COMMITMENTS
Import letters of credit................     $3,898      $3,898    $      *    $     *     $    *
Standby letters of credit...............      2,942       2,942           *          *          *
Guarantees of travel cards..............        135         135           *          *          *
    Total commercial commitments........     $6,975      $6,975    $      *    $     *     $    *


With our current growth plans, we anticipate that we will need to increase our borrowing capabilities to finance our pre-holiday build up of inventory in Fiscal 2004. We currently intend to take advantage of the favorable credit environment to increase our overall borrowing capabilities. We are exploring various alternatives, including increasing our existing facility, and will assess our options during the upcoming months.

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

Inventory Valuation Policy
Inventories are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method. Cost is calculated based upon the actual landed cost of an item at the time it is received in the warehouse based upon actual vendor invoices or estimates of costs for which an invoice is not present or for which an allocation of shared costs is required. In addition, we include the cost of warehousing and transporting product to the stores in our costs.

We regularly evaluate our compliance with the lower of cost or market principle. Items are evaluated by SKU and to the extent that the cost of the item exceeds the current selling price, provision is made to reduce the carrying cost of the item. Additionally, we review the aging of our inventory by SKU. The carrying cost of the item is reduced based upon certain age criteria and product category. Since the determination of carrying value of inventory involves both estimation and judgment of cost and market value, differences in these estimates could result in valuations that vary from the recorded asset.

Each month, we record an allowance for shrinkage to provide for the cost of lost or stolen inventory. The amount of the allowance is determined based upon the historical shrinkage results and is adjusted at least annually to reflect current circumstances. Inventory is physically counted at all locations at least once each year, at which time actual results are reflected in the financial statements. Physical counts were taken at all stores and all the distribution centers during January 2004.

Impairment of Long-Lived Assets
We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life using a probability-weighted approach to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record a charge equal to the difference between the assets' fair value and carrying value as an impairment. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Deferred Taxes
We currently have recorded $8.1 million of deferred tax assets representing the difference between the timing of deductions taken for financial statement purposes and for tax purposes. In order to take the benefit of those assets, we must have future taxable income. If future conditions indicate that the benefit of the deferred tax assets will not be fully realized, we will record a valuation allowance to reduce the assets to their estimated realizable value.

Insurance
We are self-insured with respect to medical and dental insurance coverage offered to our eligible employees, up to a maximum of $125,000 per claim. Above that amount, medical insurance coverage is in place. In connection with the self-insured portion, we maintain a liability for claims that are in the process of being paid and those that have been incurred but not yet reported to our insurance carrier. We base the amount of the liability upon historical claims experience and actuarial estimates regarding the exposure for claims incurred but not yet reported. At January 31, 2004, the balance of the medical and dental liability was $772,000.

Since Fiscal 2001, we have also maintained workers' compensation insurance coverage with a deductible of up to $150,000 per claim. At January 31, 2004, we had recorded a liability of $2.9 million representing the estimated amount that will have to be paid in future periods related to the settlement of claims under the insurance policies for Fiscal 2001 through Fiscal 2003. The amount of the liability reflects expected remaining workers' compensation claims based upon actuarial estimates, utilizing historical claims experience and other relevant information and trends. Prior to Fiscal 2001, our workers' compensation insurance was not subject to a deductible.

If circumstances change or if information becomes available that would indicate that future payments with respect to insurance liabilities would be different than what was previously estimated, we will adjust such liabilities accordingly. Since the amounts recorded for insurance liabilities are based upon various estimates, actual future requirements could vary from the recorded liabilities.

New Accounting Pronouncements
During Fiscal 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 did not have a material impact on our consolidated financial position or results of operations.

We have also adopted the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that certain costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In December 2003, the FASB amended and clarified FIN 46 by issuing FIN 46R. The FASB has postponed the effective date of FIN 46R to the first quarter of Fiscal 2004, at which time we will adopt the provisions of the standard. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based upon the likelihood of adverse changes in fair values, cash flows or future earnings.

We have exposure to interest rate risk, as borrowings under our credit facility are based upon LIBOR, prime and other benchmark rates which may fluctuate with market conditions. Based upon our seasonal borrowing levels, management does not believe that a change in interest rates of 100 basis points would have a significant impact on our consolidated financial position or results of operations.

As of January 31, 2004 we had no debt or other market risk sensitive instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the consolidated financial statements is found on page 26. Our consolidated financial statements and notes to the consolidated financial statements follow the index.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with accountants on accounting or financial disclosures.


ITEM 9A.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this filing, an evaluation was performed under the supervision and with the participation of Bombay's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Bombay that is required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a code of ethics that applies to all employees including our principal executive officer and principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. In addition, the code is posted on our website at http://bombaycompany.com or can be obtained, free of charge, upon request from the office of the Corporate Secretary.

Other information required under Item 10 appears under the captions "Election of Directors", "Executive Officers of the Company", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION INCENTIVE PLAN INFORMATION

Bombay currently maintains The Bombay Company, Inc. Employee Stock Purchase Plan (the "ESPP"), The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan (the "1996 Plan"), and The Bombay Company, Inc. Supplemental Stock Program (the "SSP"), all of which were originally approved by our shareholders. We also maintain The Bombay Company, Inc. Amended and Restated 2001 Non-Employee Directors' Equity Plan (the "Directors' Equity Plan"), which was not subject to shareholder approval.

The following table gives information about equity awards under the above-mentioned plans as of January 31, 2004.


Plan Category         Number of securities    Weighted-average     Number of securities remaining
                       to be issued upon      exercise price of     available for future issuance
                          exercise of        outstanding options,     under equity compensation
                     outstanding options,    warrants and rights     plans (excluding securities
                     warrants and rights                               reflected in column (a))


                             (a)                    (b)                         (c)
Equity compensation       2,458,570                $5.09                     2,272,009  (2) (3)
plans approved by
security holders (1)


Equity compensation         252,750                $4.61                       116,469
plans not approved by
security holders (4)


Total                     2,711,320                $5.03                     2,388,478

(1) Consists of the ESPP, 1996 Plan and SSP.

(2) Of these shares, 234,274 remain available for purchase under the ESPP and 96,504 remain available for purchase under the SSP.

(3) The 1996 Plan includes an "evergreen" feature which replenishes the Plan with newly available shares on an annual basis. The added shares equal 1.25% of the total number of issued shares of Bombay common stock as of the last day of each fiscal year.

(4) Consists of the Directors' Equity  Plan.   The  material  features  of  the
    Directors' Equity Plan are as follows:

Members of the Board receive stock options and may opt to receive fees in the form of Bombay common stock or to defer those fees in the form of stock units pursuant to the Directors' Equity Plan. The Directors' Equity Plan provides for an initial grant of a nonqualified option to new directors and an automatic annual grant of nonqualified options to continuing directors on the third business day after Bombay issues its press release summarizing our operating results for the prior fiscal year. The initial and automatic annual option grants are 10,000 shares. Committee chairs are awarded an additional option grant covering 2,500 shares on an annual basis beginning in Fiscal 2004. The initial grant vests 20% per year over a five-year period and the annual grants vest in full six months after the grant.

Non-employee directors may opt to be paid their fees in the form of Bombay common stock distributed to such director on a quarterly basis. Alternatively, non-employee directors may choose to defer the receipt of annual and committee chair retainers and meeting fees, which are then credited in stock units equivalent to Bombay common stock and held by Bombay in an account for the benefit of each participating director. The stock units, which are fully vested, become payable in the form of Bombay common stock upon retirement from the Board or otherwise as specified in the director's election notice. The stock units are adjusted for stock dividends, stock splits, combinations, reclassifications, recapitalizations or other capital adjustments.

Other information required under Item 12 appears under the captions "Security Ownership" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no relationships or related transactions during the reporting period which require disclosure.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item appears under the captions "Independent Auditors' Fees" and "Audit Committee's Pre-approval Policy and Procedures" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

      (1) Financial Statements:

         Report of Independent Auditors
         Consolidated  Statements  of  Income  for  the Years Ended January 31,
            2004, February 1, 2003 and February 2, 2002
         Consolidated Balance Sheets at January 31, 2004 and February 1, 2003 Consolidated Statements of Stockholders' Equity for the Years Ended
            January 31, 2004, February 1, 2003 and February 2, 2002 Consolidated Statements of Cash Flows for the Years Ended January 31,
            2004, February 1, 2003 and February 2, 2002
         Notes to Consolidated Financial Statements

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

(b)Reports on Form 8-K.

      The Securities and Exchange Commission requires the filing of a Form 8-K for certain events specified under Sections 13 or 15(d) of the Securities Exchange Act of 1934, for nonpublic information required to be disclosed by Regulation FD, or for any other information which the Company deems of importance to security holders. During the quarter ended January 31, 2004, the following Reports on Form 8-K were filed:

      (1)On November 21, 2003, we filed a Form 8-K reporting the results of our earnings for the fiscal quarter ended November 1, 2003.

      (2)On November 21, 2003, we filed a Form 8-K issuing guidance regarding our expected real estate strategy for the remainder of Fiscal 2003 and Fiscal 2004.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE BOMBAY COMPANY, INC.
                                      (Registrant)



Date:  April 9, 2004

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


         Name                       Position                   Date



/s/ JAMES D. CARREKER       Chairman of the Board and          April 9, 2004
  James D. Carreker         Chief Executive Office


  /s/ NIGEL TRAVIS          Lead Director                      April 7, 2004
     Nigel Travis


                            Director
   John H. Costello


  /s/ SUE T. GROENTEMAN     Director                           April 8, 2004
  Sue T. Groenteman


                            Director
    Paul J. Raffin


/s/ JULIE L. REINGANUM      Director                           April 7, 2004
  Julie L. Reinganum


/s/ LAURIE M. SHAHON        Director                           April 7, 2004
   Laurie M. Shahon


                            Director
    Bruce R. Smith


/s/ ELAINE D. CROWLEY       Senior Vice President,             April 8, 2004
  Elaine D. Crowley         Chief Financial Officer
                            and Treasurer

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                 Page No.


   Report of Independent Auditors..............................     25
   Consolidated Statements of Income for the Years Ended
     January 31, 2004, February 1, 2003 and February 2, 2002 ..     26
   Consolidated Balance Sheets at January 31, 2004 and
     February 1, 2003..........................................     27
   Consolidated Statements  of Stockholders' Equity for
     the Years Ended January 31, 2004, February 1, 2003
     and February 2, 2002......................................    28-29
   Consolidated Statements of Cash Flows for the Years
     Ended January 31, 2004, February 1, 2003 and
     February 2, 2002..........................................     30
   Notes to Consolidated Financial Statements..................    31-39
   Unaudited Quarterly Financial Data..........................     40

                        REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of The Bombay Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 24 present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
Fort Worth, Texas
April 9, 2004

                       CONSOLIDATED STATEMENTS OF INCOME
                   The Bombay Company, Inc. and Subsidiaries
                   (In thousands, except per share amounts)





                                                                          Year Ended

                                                               January 31   February 1   February 2
                                                                  2004         2003         2002

Net revenues................................................    $596,435     $494,000     $437,457

Costs and expenses:
   Cost of sales, buying and store occupancy costs..........     421,322      349,599      313,484
   Selling, general and administrative expenses.............     158,446      132,305      117,589
   Interest expense (income), net...........................         445         (179)         318

                                                                 580,213      481,725      431,391

Income before income taxes..................................      16,222       12,275        6,066
Provision for income taxes..................................       6,271        5,058        2,342
   Net income...............................................    $  9,951     $  7,217     $  3,724

Basic earnings per share....................................        $.29         $.22         $.11
Diluted earnings per share..................................        $.28         $.22         $.11

Average common shares outstanding...........................      34,649       33,048       32,967

Average common shares outstanding and
   dilutive potential common shares.........................      34,966       33,298       32,992





The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                   The Bombay Company, Inc. and Subsidiaries
                         (In thousands, except shares)

                                                                                               January 31   February 1
                                                                                                  2004         2003

ASSETS
Current assets:
   Cash and cash equivalents (short-term investments of $15,421 and $46,622 respectively).....   $ 25,619    $ 56,608
   Inventories, at lower of cost or market....................................................    138,908     102,768
   Other current assets.......................................................................     26,012      21,123

        Total current assets..................................................................    190,539     180,499

Property and equipment, at cost:

   Land.......................................................................................        892         892
   Building...................................................................................      5,198       5,198
   Leasehold improvements.....................................................................    103,295      81,827
   Furniture and equipment....................................................................     40,756      33,345

                                                                                                  150,141     121,262

       Accumulated depreciation...............................................................    (82,034)    (75,961)
       Net property and equipment.............................................................     68,107      45,301

Deferred taxes and other assets...............................................................      5,864       9,966
Goodwill, less amortization of $611...........................................................        423         423

          Total assets........................................................................   $264,933    $236,189


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses......................................................   $ 35,348    $ 37,202
   Income taxes payable.......................................................................      1,103       6,673
   Accrued payroll and bonuses................................................................      8,019       7,192
   Gift certificates redeemable...............................................................      7,129       5,923
   Accrued insurance..........................................................................      3,730       3,609
       Total current liabilities..............................................................     55,329      60,599

Accrued rent and other liabilities............................................................     18,217       6,182

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares authorized.................................          *           *
   Common stock, $1 par value, 50,000,000 shares authorized,
       38,149,646 shares issued...............................................................     38,150      38,150
   Additional paid-in capital.................................................................     79,210      75,446
   Retained earnings..........................................................................     86,312      76,361
   Accumulated other comprehensive income (loss)..............................................        122     (1,394)
   Common shares in treasury, at cost, 2,816,772 and
       4,621,440 shares, respectively.........................................................    (11,555)   (18,918)
   Deferred compensation......................................................................       (852)      (237)
       Total stockholders' equity.............................................................    191,387    169,408

       Commitments and contingencies (Note 5)

          Total liabilities and stockholders' equity..........................................   $264,933   $236,189



The accompanying notes are an integral part of these consolidated financial statements.


       28 & 29

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)



                                                                                                        Accumulated
                              Common Stock   Treasury Stock   Additional  Stock                            Other         Annual
                                                               Paid-In   Purchase  Deferred  Retained  Comprehensive  Comprehensive
                            Shares   Amount  Shares   Amount   Capital    Loans     Comp.    Earnings  Income (Loss)     Income
Total, February 3, 2001.... 38,150  $38,150  (5,456) $(22,320)  $75,735   $(991)   $     *    $65,420     $(1,267)
Purchases of treasury
  shares...................      *        *     (39)     (103)        *       *          *          *           *
Shares contributed or
  sold to employee benefit
  plans....................      *        *     102       418      (225)      *          *          *           *
Director fee distributions.      *        *      30       123       (48)      *          *          *           *
Restricted stock
  distributions............      *        *     250     1,021      (195)      *       (552)         *           *
Deferred compensation
  expense..................      *        *       *         *         *       *        285          *           *
Collections of stock
  purchase loans...........      *        *       *         *         *      86          *          *           *
Interest (charges)
  collections on stock
  purchase loans, net......      *        *       *         *         *     (45)         *          *           *
Net income.................      *        *       *         *         *       *          *      3,724           *        $3,724
Foreign currency
  translation adjustments..      *        *       *         *         *       *          *          *        (509)         (509)

Total, February 2, 2002.... 38,150   38,150  (5,113)  (20,861)  75,267     (950)      (267)    69,144      (1,776)       $3,215
Purchases of treasury
  shares...................      *        *    (202)     (895)       *      864          *          *            *
Shares contributed or
  sold to employee
  benefit plans............      *        *      66       271      (89)       *          *          *            *
Exercise of stock options..      *        *     596     2,438       45        *          *          *            *
Director fee distributions.      *        *      77       313        3        *          *          *            *
Restricted stock
  distributions............      *        *     (45)     (184)     220        *        (44)         *            *
Deferred compensation
  expense..................      *        *       *         *        *        *         74          *            *
Net repayments of stock
  purchase loans...........      *        *       *         *        *      103          *          *            *
Interest charges on stock
  purchase loans, net......      *        *       *         *        *      (17)         *          *            *
Net income.................      *        *       *         *        *        *          *      7,217            *       $7,217
Foreign currency
  translation adjustments..      *        *       *         *        *        *          *          *          382          382

Total, February 1, 2003.... 38,150   38,150  (4,621)  (18,918)  75,446        *       (237)    76,361      (1,394)       $7,599
Purchases of treasury
  shares...................      *        *      (9)      (69)       *        *          *          *            *
Shares contributed or
  sold to employee benefit
  plans....................      *        *      64       262      113        *          *          *            *
Exercise of stock options..      *        *   1,613     6,610    3,007        *          *          *            *
Director fee distributions.      *        *      55       227       33        *          *          *            *
Restricted stock
  distributions............      *        *      81       333      611        *       (974)         *            *
Deferred compensation
  expense..................      *        *       *         *        *        *        359          *            *
Net income.................      *        *       *         *        *        *          *      9,951            *     $  9,951
Foreign currency
  translation adjustments..      *        *       *         *        *        *          *          *        1,516        1,516
Total, January 31, 2004.... 38,510  $38,510  (2,817) $(11,555) $79,210    $   *      $(852)   $86,312      $   122      $11,467




The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)



                                                                                           Year Ended

                                                                              January 31   February 1   February 2
                                                                                 2004         2003         2002
Cash flows from operating activities:
   Net income..............................................................  $   9,951     $  7,217     $  3,724
   Adjustments to reconcile net income to net cash from operations:
       Depreciation.........................................................    13,217       12,740       13,000
       Amortization........................................................      4,248        2,743        3,472
       Restricted stock compensation.......................................        328           66          298
       Deferred taxes and other............................................      5,108       (1,543)        (707)
   Change in assets and liabilities:
       (Increase) decrease in inventories..................................    (34,833)     (12,430)      14,090
        Increase in other current assets....................................    (3,943)      (2,033)        (807)
        Increase (decrease) in accounts payable and accrued expenses.......     (1,843)      13,624           50
        Increase (decrease) in income taxes payable........................     (2,276)       3,608       (2,700)
        Increase (decrease) in accrued payroll and bonuses.................        725        2,156         (607)
        Decrease in noncurrent assets......................................         19           13           74
        Increase (decrease) in noncurrent liabilities......................        617         (535)        (563)

           Net cash provided (used) by operations..........................     (8,682)      25,626       29,324

Cash flows from investing activities:
    Purchases of property, equipment and other.............................    (41,062)     (10,224)     (14,127)
    Landlord construction allowances.......................................     11,900            *            *
    Proceeds from sale of property and equipment...........................        172          289          614

            Net cash used by investing activities..........................    (28,990)      (9,935)     (13,513)

Cash flows from financing activities:
    Purchases of treasury stock............................................       (83)          (31)       (103)
    Sale of stock to employee benefit plans................................       387           182         193
    Collection of stock purchase loans.....................................         *           104          86
    Exercise of stock options..............................................     6,310         2,328           *

            Net cash provided by financing activities......................     6,614         2,583         176

Effect of exchange rate change on cash ....................................        69           (81)        271

Net increase (decrease) in cash and cash equivalents.......................   (30,989)       18,193      16,258
Cash and cash equivalents at beginning of year.............................    56,608        38,415      22,157

Cash and cash equivalents at end of year...................................  $ 25,619      $ 56,608    $ 38,415

Supplemental disclosures of cash flow information:
    Interest paid..........................................................    $  597        $  152      $  566
    Income taxes paid......................................................     4,191         2,298       5,687
    Non-cash financing activities:
      Distributions of director fees.......................................       260           316          75
      Distributions of restricted stock....................................       943           368         826
      Repurchase of shares from stock purchase loans.......................         *           864           *


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   The Bombay Company, Inc. and Subsidiaries


NOTE 1 - STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a unique line of fashionable home accessories, wall decor and furniture through a network of retail locations throughout the United States and Canada, through specialty catalogs, over the Internet and internationally through licensing arrangements. We also have a small wholesale operation that distributes a separate line of occasional furniture. Throughout this report, the terms "our," "we," "us" and "Bombay" refer to The Bombay Company, Inc., including its subsidiaries.

The consolidated financial statements include the accounts of Bombay and its wholly-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. Bombay has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. All periods presented reflect 52 weeks.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. These estimates affect reported amounts of assets, liabilities, revenues, expense and related disclosures. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
The functional currency of our Canadian operations is the Canadian dollar. Fiscal year end exchange rates are used to translate assets and liabilities to U.S. dollars. Monthly average exchange rates are used to translate income and expenses. We record the cumulative effect of foreign currency translation adjustments in accumulated other comprehensive income (loss) within stockholders' equity.

CASH AND CASH EQUIVALENTS
We consider cash in stores, deposits in banks and short-term investments with original maturities of three months or less as cash and cash equivalents for the purposes of the financial statements. Short-term investments are recorded at the lower of cost or fair market value.

INVENTORIES
Inventories are primarily finished merchandise and are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method over the lives shown:

 Building...............  Forty years
 Furniture and equipment  Two to ten years
 Leasehold improvements.  The lesser of the life of the lease or asset

Landlord construction allowances are recorded as other liabilities and are amortized as a reduction of rent expense over the life of the related lease.

We charge maintenance and repairs to expense as they are incurred. We capitalize renewals and betterments which materially prolong the useful lives of the assets. As property is retired or sold, we remove the cost and related accumulated depreciation from the accounts, and we recognize gains or losses in the statements of income.

CAPITALIZED SOFTWARE COSTS
We capitalize certain external and internal costs associated with computer software and significant enhancements to software features of existing products. We amortize the costs utilizing the straight-line method over the estimated economic lives of the software, which range from three to seven years. Total costs capitalized were $15,128,000 and $19,500,000 at January 31, 2004 and February 1, 2003, respectively. Accumulated amortization related to these assets was $10,016,000 and $15,236,000 in Fiscal 2003 and Fiscal 2002, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
During Fiscal 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets with definite lives be evaluated for impairment whenever conditions indicate that the carrying value of the assets may not be recoverable. In determining if an impairment exists, assets must be grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups of assets. In performing this impairment test, we group our assets at the store level. If an impairment exists, the amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the assets. The adoption of SFAS 144 did not have a significant impact on our financial position or results of operations.

For periods prior to Fiscal 2002, we assessed impairment of long-lived assets in accordance with the provisions of SFAS No. 121, which were similar to the provisions of SFAS 144.

GOODWILL
During Fiscal 2002, we adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangibles. SFAS 142 provides that goodwill should no longer be amortized, but should be tested for impairment at least annually, and whenever conditions indicate that such an impairment could exist. Goodwill is tested for impairment by comparing the estimated fair value of our net assets to their carrying value. If the carrying value exceeds the estimated fair value, we calculate the implied value of goodwill and recognize an impairment loss. No impairment was recorded in Fiscal 2003 or Fiscal 2002. The adoption of SFAS 142 did not have a significant impact on our financial statements, nor would it have had a significant impact on prior years if the provisions of SFAS 142 had been applied.

REVENUE RECOGNITION
We recognize revenue when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are net of returns and exclude sales tax.

We include in revenues amounts collected from customers for shipping and handling orders. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, these revenues totaled $6,566,000, $4,626,000 and $2,779,000, respectively. The associated shipping and handling expenses are included in cost of sales.

GIFT CERTIFICATES
We  record proceeds from the sale of gift cards and certificates as a liability
at the  time  we  receive  them.   When  the  holder of the card or certificate
redeems it for merchandise, we relieve the liability and recognize revenue.

ADVERTISING COSTS
We expense advertising cost the first time the advertising takes place. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, advertising expense was $27,604,000, $20,258,000 and $14,597,000, respectively.

INCOME TAXES
We use the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We assess the realizability of deferred tax assets and, if necessary, provide a valuation allowance.

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

NEW ACCOUNTING PRONOUNCEMENTS
During Fiscal 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 did not have a material impact on our consolidated financial position or results of operations.

We  have  also  adopted  the  provisions  of SFAS  146,  Accounting  for  Costs
Associated with Exit or Disposal Activities, for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that certain costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In December 2003, the FASB amended and clarified FIN 46 by issuing FIN 46R. The FASB has postponed the effective date of FIN 46R to the first quarter of Fiscal 2004, at which time we will adopt the provisions of the standard. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations.

EARNINGS PER SHARE
Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

The computation for basic and diluted earnings from continuing operations per share are as follows (in thousands, except per share amounts):


                                                                 Year Ended

                                                    January 31   February 1  February 2
                                                       2004         2003        2002
Numerator:
    Net income.....................................    $9,951       $7,217      $3,724

Denominator for basic earnings per share:
    Average common shares outstanding..............    34,649       33,048      32,967

Denominator for diluted earnings per share:
    Average common shares outstanding..............    34,649       33,048      32,967
    Stock options..................................       314          227           1
    Deferred director compensation.................         3           23          24
                                                       34,966       33,298      32,992

Basic earnings per share...........................      $.29         $.22        $.11
Diluted earnings per share.........................      $.28         $.22        $.11


STOCK-BASED COMPENSATION
We apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, in accounting for our stock-based incentive plans. No compensation expense related to grants of stock options has been reflected in net income, as all options granted under the plans had an exercise price equal to the market price of Bombay's common stock on the date of grant. Compensation expense related to grants of restricted stock is measured as the quoted market price of Bombay's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands):



                                                         Year Ended

                                             January 31  February 1  February 2
                                                2004        2003        2002

Net income as reported......................  $ 9,951     $7,217       $3,724
Stock-based compensation expense
  determined under FAS 123, net of tax......   (1,196)      (925)        (964)
Net income, pro forma.......................  $ 8,755     $6,292       $2,760

Basic earnings per share, as reported.......      .29        .22          .11
Diluted earnings per share, as reported.....      .28        .22          .11
Basic earnings per share, pro forma.........      .25        .19          .08
Diluted earnings per share, pro forma.......      .25        .19          .08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions:

                                               Year Ended

                                  January 31   February 1   February 2
                                     2004         2003         2002

Expected volatility...........      65.7%         63.9%        59.9%
Expected life years...........        5             6            6
Expected dividends............        *             *            *
Risk-free interest rate.......    3.3 - 4.5%    3.8 - 5.8%   5.0 - 5.5%

The weighted average fair value of options granted during Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $3.95, $1.71 and $1.69, respectively.


NOTE 2 - STORE IMPAIRMENTS

Following the holiday selling season, we reviewed our real estate portfolio for impairment, focusing on store locations with operating losses. Of the 471 company-owned stores open as of January 31, 2004, eight stores were identified for which the carrying amounts of the store assets were not expected to be recoverable. As a result of the review, we recorded an impairment charge to buying and occupancy costs of $244,000. Similar reviews, performed in Fiscal 2002 and Fiscal 2001, resulted in charges to buying and occupancy costs of $693,000 and $715,000, respectively.


NOTE 3 - DEBT

We have an unsecured, revolving credit agreement with a group of banks. On July 10, 2003, the credit agreement was amended to increase the aggregate commitment by $25,000,000 to $75,000,000 through the addition of one lending party and an increased commitment on the part of two existing banks. We have the option to request an increase in the aggregate commitment to $100,000,000, subject to approval by the banks, through the addition of another lending bank or increased commitment by the existing lending banks. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes. Borrowings under the facility can be made, at our option and subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at our option, at either the lead bank's prime lending rate plus a margin of .25% to 1.25% or the LIBOR rate plus a margin of 1.75% to 2.75%, with the margin depending on our leverage ratio. Under the terms of the agreement, we are required to maintain certain financial ratios and other financial conditions. The agreement prohibits us from making certain investments, advances or loans, and limits the dollar amounts of capital expenditures, purchases of treasury shares, cash dividends and asset sales. In the event that we are in default of certain provisions of the agreement, the lenders would be permitted to file liens against our inventory located in the United States and perfect the pledge of 65% of the stock of our Canadian subsidiary, thereby securing the indebtedness.

The bank commitment is limited to 45% of saleable inventory. At January 31, 2004, the bank commitment was $62,157,000. Letters of credit totaling $6,840,000 were outstanding under the facility, and $55,317,000 was available for borrowings or additional letters of credit. Interest expense and negotiated fees for Fiscal 2003, Fiscal 2002 and Fiscal 2001, totaled $1,086,000, $617,000 and $884,000, respectively.

NOTE 4 - INCOME TAXES

The components of the provision for domestic and foreign income taxes are shown below (in thousands):



                                                         Year Ended

                                               January 31   February 1   February 2
                                                  2004        2003          2002

Income before income taxes:
   Domestic.................................     $11,920     $11,146       $5,447
   Foreign..................................       4,302       1,129          619

                                                 $16,222     $12,275       $6,066
Provision (benefit) for income taxes:
   Current:
       Federal..............................     $(1,019)    $ 5,065       $2,290
       Foreign..............................       1,729         884          339
       State and local......................        (176)        498          147

                                                     534       6,447        2,776
   Deferred (prepaid):
       Federal..............................       5,054      (1,303)        (423)
       Foreign..............................          45          57           29
       State and local......................         638        (143)         (40)

                                                   5,737      (1,389)        (434)

Total provision for income taxes............     $ 6,271     $ 5,058       $2,342

The effective tax rate differs from the federal statutory tax rate for the following reasons:


                                                          Year Ended

                                            January 31  February 1   February 2
                                               2004        2003         2002
Federal statutory tax rate...............      34.0%       34.0%        34.0%
Increase in effective tax rate
   rate due to:
        Foreign income taxes.............       1.7         4.5          2.6
        State and local taxes,
            net of federal income
            tax benefit..................       1.9         1.9          1.1
        Other, net.......................       1.1          .8           .9
             Effective tax rate..........      38.7%       41.2%        38.6%

Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                 January 31  February 1
                                                    2004        2003
Deferred tax liabilities:
    Depreciation............................      $(2,709)   $     *
    Other...................................       (1,357)    (1,426)

                                                   (4,066)    (1,426)
Deferred tax assets:
    Inventory valuation.....................        2,505      1,625
    Accrued rent............................        2,343      2,374
    Accrued insurance.......................        1,314      1,270
    Depreciation............................            *      2,998
    Other...................................        1,938      2,930

                                                    8,100     11,197

       Net deferred tax assets..............      $ 4,034    $ 9,771

Deferred tax assets, net of liabilities:
    Current.................................       $4,188     $4,322
    Non-current.............................         (154)     5,449

         Total..............................       $4,034     $9,771

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

We have store, distribution and field office facilities and equipment leased under operating leases expiring through 2015. The store leases are generally based upon a minimum rental plus a percentage of the store sales in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges and certain other costs. Rental expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 totaled $58,712,000, $50,669,000 and $47,366,000, respectively.

The minimum rental commitments for future fiscal years are as follows (in thousands):

Fiscal
2004.................... $ 44,787
2005....................   37,817
2006....................   36,026
2007....................   34,903
2008....................   31,640
Thereafter.............   101,483
                         $286,656


We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position or results of operations.

We are party to employment agreements with certain executives which provide for
compensation and certain  other  benefits.   The  agreements  also  provide for
severance payments under certain circumstances.


NOTE 6 - EMPLOYEE BENEFIT PLANS

The Bombay Company, Inc. Employee 401(k) Savings and Stock Ownership Plan ("401(k) Plan") is open to substantially all employees who have been employed for one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 75% of earnings with Bombay matching 100% of the initial 3% contribution, and 50% of the next 2% contributed by the participant. Participant contributions and Company match are paid to a corporate trustee and invested in various funds or Bombay stock, as directed by the participant. Company matching contributions made to participants' accounts are fully vested immediately. Similar benefit plans are in effect for eligible foreign employees.

To the extent employees are unable to contribute up to 5% of their earnings to the 401(k) Plan because of limitations imposed by IRS regulations, a Supplemental Stock Program was adopted. Under this program, employee contributions in excess of IRS limitations, along with Company matching contributions, are distributed annually in the form of Bombay common stock.

The Bombay Company, Inc. Stock Purchase Program ("SPP") is open to all full-time employees who have at least 90 days of service. Each participant may contribute 1% to 10% of qualifying compensation, to a maximum annual contribution of $21,250. Contributions are used to purchase shares of Bombay common stock at a discount of 15% from current market rates. The participants' shares are fully vested upon purchase. Participants' shares are held by a third-party administrator until the respective participant requests a distribution.

Total Bombay contributions to these plans for Fiscal 2003, Fiscal 2002 and Fiscal 2001 were $714,000, $723,000 and $644,000, respectively.


NOTE 7 - COMMON STOCK AND STOCK OPTIONS

Our Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of Bombay's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, 9,000, 13,000 and 39,000 shares, respectively, were acquired at an aggregate cost of $70,000, $31,000 and $103,000, respectively. Treasury shares are used for various employee and director stock plans as the need arises.

The Bombay Company, Inc. 1986 Stock Option Plan and 1996 Long Term Incentive Stock Plan ("Employee Plans") provide for the granting of options (and other types of stock-related awards under the 1996 plan) to officers and key management employees. At January 31, 2004, the option shares reserved for the Employee Plans were 4,492,494. The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable annually at a rate of 33% per year beginning one year after the grant date. Shares available for additional grants were 1,795,138; 2,432,019 and 1,459,552 at January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

During Fiscal 2001, restricted stock aggregating 200,000 shares was granted under the 1996 Long Term Incentive Stock Plan to three key executives. The respective shares were to become vested in designated increments contingent upon continued employment of the respective executive after 12 months, 24 months and 36 months. During Fiscal 2002, 40,000 of the shares became vested and were distributed. Also in Fiscal 2002, two of the executives left the employment of Bombay and 120,000 restricted shares expired unvested. During Fiscal 2003, 15,000 of the shares became vested and were distributed. The remaining 25,000 shares have become vested and will be distributed in Fiscal 2004. Compensation expense of $23,000 and $285,000 was recognized during Fiscal 2003 and Fiscal 2001, respectively, and in Fiscal 2002 net expenses of $87,000 were reversed in connection with the restricted stock.

During Fiscal 2002, 75,000 shares of restricted stock were granted and issued to the Chairman of the Board. One third of the shares vested upon his acceptance of the position. Contingent upon continued Board service, one third of the shares was to become vested after 12 months and 24 months, respectively. During Fiscal 2003, the Chairman of the Board accepted the appointment to also become our Chief Executive Officer. Under the terms of his employment, the unvested shares under his initial restricted stock grant were canceled and a new grant of 81,256 shares was issued. Contingent upon his continued employment, the shares will become fully vested after 36 months. During Fiscal 2003 and Fiscal 2002, $136,000 and $153,000, respectively, was recognized as compensation expense in conjunction with the restricted stock grants.

During Fiscal 2003, 50,000 shares of restricted stock were granted and issued under the 1996 Long Term Incentive Stock Plan to a key executive. The respective shares are to become vested in designated increments contingent upon continued employment of the executive after 12 months, 24 months and 36 months. Compensation expense of $170,000 was recognized during Fiscal 2003 in connection with the restricted stock.

The Bombay Company, Inc. Non-Employee Director Equity Plan ("Director Plan") provides for the granting of options to members of the Board of Directors who are neither Bombay employees nor officers. At January 31, 2004, the option shares reserved for the Director Plan were 464,978. The option price is fixed at the market price on the date of the grant. For Fiscal 2003, the option grant, initial and annual, was the lesser of 10,000 shares or $75,000 in face value. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date. Shares available for additional grants were 116,469; 325,196 and 354,210 at January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

The Director Plan also allows directors the option to receive retainer and meeting fees in the form of Bombay common stock or to defer receipt of such fees. Deferred amounts are credited to an account for such director in units equivalent to Bombay common stock.

The following table includes option information for the Employee Plans and Director Plan:

                                                                  Weighted
                                    Number      Option Price       Average
Stock Option Activity              Of Shares      Per Share     Option Price
February 3, 2001...............    3,677,241    $1.75 - 25.75      $5.20
    Options granted............    1,157,200     2.35 - 4.00        2.77
    Options canceled...........     (603,856)    2.31 - 25.75       4.83
February 2, 2002...............    4,230,585     1.75 - 25.75       4.59
    Options granted............    1,200,388     2.38 - 5.02        2.71
    Options exercised..........     (595,703)    2.65 - 5.44        3.91
    Options canceled...........   (1,547,000)    2.38 - 25.75       4.55
February 1, 2003...............    3,288,270     1.75 - 25.75       4.05
    Options granted............    1,248,800     4.54 - 13.52       6.75
    Options exercised..........   (1,603,784)    1.75 - 15.88       3.93
    Options canceled...........     (221,966)    1.75 - 25.75       8.53
January 31, 2004...............    2,711,320     2.06 - 15.88       5.03
Exercisable at:
    February 2, 2002...........    2,502,548     1.75 - 25.75       5.27
    February 1, 2003...........    1,821,900     1.75 - 25.75       4.96
    January 31, 2004...........      786,709     2.06 - 15.88       4.43

The following table summarizes stock options outstanding at January 31, 2004:



                Outstanding                                 Exercisable

                         Weighted  Weighted                        Weighted
   Exercise              Average   Average                          Average
     Price              Remaining  Exercise                         Exercise
     Range      Shares    Life      Price                 Shares     Price
$2.06 - 2.48     457,980   8.0     $ 2.38                 75,725    $ 2.37
 2.55 - 2.94     383,548   7.4       2.75                163,890      2.75
 3.00 - 3.94     270,246   7.1       3.55                172,581      3.55
 4.00 - 4.97     601,988   7.9       4.56                208,955      4.56
 5.00 - 5.63     357,308   8.8       5.39                 25,308      5.39
 6.00 - 7.89     117,800   5.6       6.54                 93,300      6.54
 9.13 - 15.88    522,450   8.7      11.57                 46,950     11.57

               2,711,320   7.9     $ 5.03                786,709    $ 4.43


The exercise of non-qualified stock options in Fiscal 2003 and Fiscal 2002 resulted in income tax benefits of $3,283,000 and $155,000, respectively, which were credited to additional paid-in capital. The income tax benefits are the tax effect of the difference between the market price on the date of exercise and the option price.


NOTE 8 - SHAREHOLDERS' RIGHTS PLAN

We have a shareholders' rights plan under which each share of Bombay common stock includes one Preferred Share Purchase Right ("Right") entitling the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50. The Rights, which have ten year terms expiring in 2005, are exercisable if a person or group acquires 15% or more of the common stock of Bombay or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the outstanding common stock of Bombay, each Right will entitle the holder to purchase, at the Right's exercise price, a number of shares of Bombay common stock having a market value of twice the Right's exercise price. If Bombay is acquired in a merger or other business combination transaction after a person or group acquires 15% or more of our common stock, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of the acquiring company's common stock having a market value of twice the Right's exercise price. The Rights are redeemable at one cent per Right at any time before they become exercisable.


NOTE 9 - STOCK PURCHASE LOANS

On May 16, 2002, the Board of Directors elected to abolish our Executive Stock Loan Program, which originated in August 1999. At that date, participants owned 189,031 shares of Bombay common stock purchased under the program. We reacquired, at then current market prices aggregating $864,000, the Bombay common stock that was previously purchased by the executive officers under the program, and the notes were extinguished. Amounts owed to Bombay or the participants as a result of the difference between the market value of the stock and the loan balance plus accrued interest were paid in full.

During Fiscal 2002 and Fiscal 2001, $17,000 and $53,000, respectively, in interest income was recognized related to the loans.

NOTE 10 - GEOGRAPHIC AREAS

We operate primarily in one industry segment, specialty retailing. Substantially all revenues result from the sale of home furnishings and accessories through retail stores in the united states and canada. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):

                                             Year Ended

                               January 31   February 1   February 2
                                  2004         2003         2002
Net revenues:
    United States...........   $526,219      $442,339     $388,789
    Canada..................     70,216        51,661       48,668
        Total...............   $596,435      $494,000     $437,457

Long-lived assets:
    United States...........     $68,031      $46,201      $51,367
    Canada..................       5,992        4,040        4,226
       Total................     $74,023      $50,241      $55,593

                      UNAUDITED QUARTERLY FINANCIAL DATA
                   The Bombay Company, Inc. and Subsidiaries
                   (In thousands, except per share amounts)


                    Unaudited quarterly financial data for the quarters ended:


                                        January 31   November 1    August 2     May 3
                                           2004        2003          2003        2003

Net revenues..........................   $211,564     $135,361     $130,273    $119,237
Gross profit..........................     67,150       39,215       35,410      33,338
Net income (loss).....................     12,140         (148)        (768)     (1,273)

Basic earnings (loss) per share.......        .34            -         (.02)       (.04)
Diluted earnings (loss) per share.....        .33            -         (.02)       (.04)

                                        February 1   November 2    August 3       May 4
                                           2003         2002         2002         2002

Net revenues..........................   $189,264      $113,841    $100,040     $90,855
Gross profit..........................     65,266        32,870      23,885      22,380
Net income (loss).....................     13,841            84      (3,276)     (3,432)

Basic earnings (loss) per share.......        .41             -        (.10)       (.10)
Diluted earnings (loss) per share.....        .41             -        (.10)       (.10)


                               INDEX TO EXHIBITS
                   The Bombay Company, Inc. and Subsidiaries


Filed with the Annual Report on Form 10-K for the fiscal year ended January 31, 2004.


Number   Description

 3(a)  - Restated Certificate of Incorporation dated January 1, 1993 and
         Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993. (1)

 3(b)  - Bylaws, as amended and restated effective May 21, 1997. (6)

 4(a)  - Preferred Stock Purchase Rights Plan. (2)

 4(b)  - Amendment to Preferred Stock Purchase Rights Plan. (11)

10(a)  - Form of Indemnification Agreement.
10(b) - The Bombay Company, Inc. Supplemental Stock Program. (3) 10(c) - Executive Long Term Disability Plan. (4)

10(d)  - The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (5)

10(e)  - Form of Award Agreement under the 1996 Long-Term Incentive Stock
         Plan. (6)

10(f)  - The Bombay Company, Inc. Amended and Restated 2001 Non-Employee
         Directors' Equity Plan. (8)

10(g)  - Form of Agreement used to evidence stock option grants under The
         Bombay Company, Inc. Amended and Restated 2001 Non-
         Employee Directors' Equity Plan. (8)

10(h)  - Executive Management Incentive Compensation Plan. (10)

10(i)  - Employment Letter with Donald V. Roach. (9)

10(j)  - Employment Letter with Stephen Farley. (9)

10(k)  - Employment Letter with Brian N. Priddy. (9)

10(l)  - Employment Agreement with James D. Carreker. (13)

10(m)  - Restricted Stock Agreement with James D. Carreker. (13)

10(n)  - Stock Option Agreement with James D. Carreker. (13)

10(o)  - Employment Letter with Lucretia D. Doblado.

10(p) - Amended and Restated Credit Agreement among The Bombay Company, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the Other Lenders Party Hereto, dated July 5, 2002. (9)

10(q)  - First Amendment to Amended and Restated Credit Agreement, dated
         July 10, 2003. (12)

  14   - Code of Business Conduct and Ethics.

                   The Bombay Company, Inc. and Subsidiaries



Number   Description


  21   - Subsidiaries of the Registrant. (7)

  22   - Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (14)

  23   - Consent of Independent Auditors.

31(a) - Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) - Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32   - Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
   August 3, 2002.  Such Exhibit is incorporated herein by reference.

(10)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated April 10, 2003, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Such Exhibit is incorporated herein by reference.

(11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended February 1, 2003. Such Exhibit is incorporated herein by reference.

(12) Filed with the Commission as an Exhibit to the Company's Form 8-K on July 14, 2003. Such Exhibit is incorporated herein by reference.

(13)  Filed with the Commission as an Exhibit to the Company's Quarterly Report
   on Form 10-Q  for  the quarterly period ended August 2, 2003.   Such Exhibit
   is incorporated herein by reference.

(14)  Filed with the Commission on April 9, 2004.