Form 10-Q
period 2004-05-01
BOMBAY COMPANY INC
filed 2004-06-10
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 1, 2004

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

Indicate  by  check mark whether the registrant is  an  accelerated  filer  (as
defined in Rule 12b-2 of the Exchange Act.)     Yes     X             No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class           Number of shares outstanding at May 29, 2004

Common stock, $1 par value                 35,540,470

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                            Quarter Ended May 1, 2004



                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
Item                                                                 Page
No.

1.Financial Statements.........................................       3-8

2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations.........................      9-13

3.Quantitative and Qualitative Disclosures About Market Risk...       14

4.Controls and Procedures......................................       14



                           PART II -- OTHER INFORMATION


6.Exhibits and Reports on Form 8-K.............................       15

 Signatures....................................................       16



                        THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                          Consolidated Statements of Operations
                        (In thousands, except per share amounts)
                                       (Unaudited)

                                                              Three Months Ended

                                                               May 1,      May 3,
                                                                2004        2003
Net revenue                                                     $123,581  $119,237

Costs and expenses:
         Cost of sales, buying and store occupancy costs          93,626    85,899
         Selling, general and administrative expenses             39,320    35,584
           Operating loss                                         (9,365)   (2,246)

Non-operating income:
         Interest income                                              22       142

Loss before income taxes                                          (9,343)   (2,104)
Income tax benefit                                                (3,597)     (831)

         Net loss                                                ($5,746)  ($1,273)

Basic earnings per share                                          ($0.16)   ($0.04)

Diluted earnings per share                                        ($0.16)   ($0.04)

Average common shares outstanding and
         dilutive potential common shares                         35,430    33,618









The accompanying notes are an integral part of these consolidated financial statements.


                               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                      Consolidated Balance Sheets
                                         (Dollars in thousands)
                                              (Unaudited)

                                                      May 1,          January 31,     May 3,
                                                       2004              2004          2003
ASSETS
Current assets:
   Cash and cash equivalents                          $ 14,567          $25,619      $ 22,417
   Inventories                                         131,122          138,908       129,682
   Other current assets                                 28,072           26,012        22,892

      Total current assets                             173,761          190,539       174,991

Property and equipment, net                             69,222           68,107        43,622
Goodwill, less amortization                                423              423           423
Other assets                                             5,779            5,864         9,961

      Total assets                                    $249,185         $264,933      $228,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $ 30,068         $ 35,348      $ 38,549
   Income taxes payable                                    783            1,103         --
   Accrued payroll and bonuses                           3,821            8,019         4,643
   Gift certificates redeemable                          6,404            7,129         5,663
   Accrued insurance                                     3,699            3,730         3,735

      Total current liabilities                         44,775           55,329        52,590

Accrued rent and other liabilities                      18,664           18,217         6,176

Stockholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized                          --               --            --
   Common stock, $1 par value, 50,000,000
      shares authorized, 38,149,646 shares issued       38,150           38,150        38,150
   Additional paid-in capital                           79,497           79,210        75,375
   Retained earnings                                    80,566           86,312        75,088
   Accumulated other comprehensive income (loss)          (261)             122          (662)
   Common shares in treasury, at cost, 2,611,554;
      2,816,772 and 4,283,554 shares, respectively     (10,713)         (11,555)      (17,535)
   Deferred compensation                                (1,493)            (852)         (185)

      Total stockholders' equity                       185,746          191,387       170,231

Total liabilities and stockholders' equity            $249,185         $264,933      $228,997

The accompanying notes are an integral part of these consolidated financial statements.

                                                 4

                          THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows
                                   (Dollars in thousands)
                                         (Unaudited)

                                                                        Three Months Ended
                                                                        May 1,       May 3,
                                                                         2004         2003
Cash flows from operating activities:
   Net loss                                                             ($5,746)   ($1,273)
   Adjustments to reconcile net loss
      to net cash from operating activities:
         Depreciation and amortization                                    4,240      4,064
         Employee stock-based compensation expense                          154         52
         Deferred taxes and other                                          (175)        40
   Change in assets and liabilities:
         (Increase) decrease in inventories                               7,344    (26,157)
         Increase in other current assets                                (2,956)    (1,188)
         Decrease in current liabilities                                 (9,664)    (9,032)
         Increase in noncurrent assets                                       (2)        (3)
         Increase (decrease) in noncurrent liabilities                      557        (55)

   Net cash used in operating activities                                 (6,248)   (33,552)

Cash flows from investing activities:
         Purchases of property and equipment                             (5,731)    (1,889)
         Landlord construction allowances                                   505         --
         Proceeds from sales of property and equipment                       23         51

   Net cash used in investing activities                                 (5,203)    (1,838)

Cash flows from financing activities:
         Sale of stock to employee benefit plans                             15         --
         Proceeds from the exercise of employee stock options               233      1,284

   Net cash provided by financing activities                                248      1,284

Effect of exchange rate change on cash                                      151        (85)

Net decrease in cash and cash equivalents                               (11,052)   (34,191)

Cash and cash equivalents at beginning of period                         25,619     56,608

Cash and cash equivalents at end of period                              $14,567    $22,417

Supplemental disclosure of cash flow information:
    Income taxes paid                                                      $ 10     $5,168
    Non-cash financing activities:
      Distributions of restricted stock                                     795         --


The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)    Basis of Presentation

  In the opinion of the Company, the accompanying consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay"), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 1, 2004 and May 3, 2003, the results of operations for the three months then ended, and cash flows for the three months then ended in accordance with the rules of the Securities and Exchange Commission. The results of operations for the three month periods ended May 1, 2004 and May 3, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2003 Annual Report on Form 10-K.


(2)    Stock-Based Compensation

  The Company accounts for its stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense related to grants of stock options has been recognized, as all options granted under the plans had an exercise price not less than the market price of the Company's common stock on the date of grant. Compensation expense related to grants of restricted stock is based upon the quoted market price of the Company's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation (in thousands, except per share amounts):

                                                                      Three Months Ended

                                                                        May 1,   May 3,
                                                                         2004     2003


Net loss as reported                                                   ($5,746) ($1,273)

Stock-based compensation expense
  determined under FAS 123, net of tax                                    (350)    (224)

Net loss, pro forma                                                    ($6,096) ($1,497)

Basic earnings per share, as reported                                    ($.16)   ($.04)
Diluted earnings per share, as reported                                  ($.16)   ($.04)
Basic earnings per share, pro forma                                      ($.17)   ($.04)
Diluted earnings per share, pro forma                                    ($.17)   ($.04)

  During the first quarter of Fiscal 2004, the Company awarded restricted stock grants aggregating 115,000 shares to a group of key employees. The respective shares will become vested in designated increments contingent upon continued employment of the respective executive based upon specified vesting periods of at least 12 months and not more than 36 months. Deferred compensation of $795,000 was recorded in conjunction with the grants, and will be expensed over the respective vesting periods.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(3)    Comprehensive Income/Loss

  Comprehensive loss for the three months ended May 1, 2004 and May 3, 2003 was as follows (in thousands):

                                                        Three Months Ended

                                                          May 1,    May 3,
                                                           2004      2003
Net loss                                                ($5,746)   ($1,273)

Foreign currency translation adjustments                   (383)       732

   Comprehensive loss                                   ($6,129)     ($541)



(4)    Earnings per Share

  Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  The computation for basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                             Three Months Ended

                                                               May 1,    May 3,
                                                                2004      2003
Numerator:
  Net loss                                                    ($5,746) ($1,273)

Denominator for basic and diluted
   earnings per share:
   Average common shares outstanding                           35,430   33,618

Basic and diluted earnings per share                            ($.16)   ($.04)

  During the three-month periods ended May 1, 2004 and May 3, 2003, the Company reported a loss. Accordingly, during these periods common stock equivalents would be anti-dilutive and, thus, are not included in the computation of diluted earnings per share. Following are the common stock equivalents excluded from such computations (in thousands):

                                                             May 1,    May 3,
                                                             2004       2003

Stock options                                                3,159     3,506
Deferred director compensation                                 200        51
                                                             3,359     3,557

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (cont'd)


(5)    New Accounting Pronouncements

  In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46"). FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 was effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ended on May 1, 2004, and provided additional technical clarifications to implementation issues. The Company does not have any VIEs and, therefore, the adoption of FIN 46R had no impact on its consolidated financial position or results of operations.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: downward pressure in retail due to economic pessimism and declining consumer sentiment; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product from overseas sources; acceptance of new product offerings including children's merchandise; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; reliance on technology; security of the technological infrastructure; changes in government regulations; risks associated with international business; potential business interruptions due to communicable diseases, particularly with respect to our Canadian subsidiary; terrorism; war or threat of war; regional weather conditions; hiring and retention of key management personnel and other risks and uncertainties contained in the Company's 2003 Annual Report on Form 10-K and other SEC filings as they occur.

General

  The Company designs, sources and markets a unique line of fashionable home accessories, wall d{e'}cor and furniture through 465 retail locations in 42 states in the United States and nine Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms "our", "we", "us" and "Bombay" refer to The Bombay Company, Inc. including its subsidiaries.

  In addition to our primary retail Bombay operations, during 2001, we introduced BombayKIDS, a new line of children's furniture, textile and accessories, which is currently being offered in 38 BombayKIDS store locations as well as through catalog and Internet channels. Our wholesale operation, Bailey Street Trading Company ("Bailey Street"), markets a limited number of furniture and accessory stock keeping units ("SKUs") under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. Bombay also has international licensing agreements under which a total of 13 licensed international stores are operating in the Middle East and the Caribbean.

  The largest percentage of Bombay's sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to our specifications through a worldwide network of contract manufacturers. The impact of inflation on operating results is typically not significant because the majority of our products are proprietary. We attempt to alleviate inflationary pressures by adjusting selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.

  Same store sales comparisons are calculated based upon revenue from stores that have been opened for more than 12 months. Stores converted from the regular format to the large format and stores that have been relocated from mall to off-mall locations are classified as new and are excluded from same store sales until they have been opened for 12 months. Stores that have been relocated within a mall and whose size is significantly changed are treated as new stores and are excluded from the same store sales calculation until they have been opened for a full year. Remodeled stores remain in the computation of same store sales.

Executive Summary

  We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins by merchandise categories, operating margins as a percentage of revenues, earnings per share, cash flow, return on assets and inventory turn. We are currently executing a multiphase turnaround, as previously discussed in our Annual Report on Form 10-K, intended to improve our operating performance and generate competitive operating results in-line with current market leaders in the sector.

      During Fiscal 2004 and beyond, we are focused on six critical success factors.

     DRIVE SAME STORE SALES AT A COMPETITIVE RATE - During the first quarter of Fiscal 2004, our same store sales performance has been disappointing. We attribute our current same store sales declines to the difficult comparisons of the prior year and to the lack of freshness in our current merchandise mix. Our "narrow and deep" merchandising strategy in the fall of 2003 and soft holiday sales had a bigger impact on the first quarter than originally anticipated. Because much of the inventory carried over from Fiscal 2003 was core product, we expect to be able to sell it in the normal course of business. Some of the negative impact from this strategy will extend into the second quarter. We expect the trend to improve later in the second quarter as new product arrives for the fall, beginning in July.

     SUCCESSFULLY CONTINUE THE  MIGRATION  OF OUR STORES FROM MALL TO OFF-
     MALL LOCATIONS - We continue to pursue this strategy as our leases expire, and expect the move to off-mall locations to positively impact our store occupancy costs. Key to our success is the ability to transfer sales from stores that we close in a mall location to the new off-mall location. Through the end of the first quarter, we estimate that all but three of 31 locations that we have moved have been able to maintain or exceed their sales volume during the first year of operations. We continue to be encouraged by the results and believe that it validates our overall strategy.

     GROW STORE COUNT - Our strategy is to focus on opening stores  in our top 25 markets thereby increasing market density and allowing us to create operating efficiencies particularly in the areas of advertising, logistics and field supervision. Currently, 60% of our stores are concentrated in our top 25 markets. We are on schedule with our current year store growth plans and anticipate ending Fiscal 2004 with over 500 stores. During the first quarter, we opened four Bombay stores and three BombayKIDS stores while closing 13 stores whose leases expired. The majority of the store openings are planned for the second half of the year.

     DEVELOP BOMBAYKIDS - We are pleased with the performance to date of our BombayKIDS stores. This concept allows us to leverage the Bombay brand and reach a new customer. BombayKIDS stores currently total 38 and we plan to have approximately 50 open by the end of the fiscal year. Particularly encouraging is the impact that our BombayKIDS stores have on the adjacent Bombay store which have performed at a higher level due to the synergies created and the introduction of a new customer to the Bombay brand.

     BUILD   THE   PROPER  INFRASTRUCTURE  TO  SUPPORT  FUTURE  GROWTH   -
     Significant investments in infrastructure were made in Fiscal 2003 including the addition of a distribution center and a new point-of-sale system that uses broadband communications to the stores, designed to speed transaction times at high volume periods of the year. Declines in comparable store sales coupled with a seasonality that typically results in the first quarter being the softest quarter from a revenue perspective made it difficult to leverage the higher base of fixed costs that accompany these investments. However, we continue to believe that these additions are critical to succeeding in our growth plans and leverage future profitability.

     GENERATE  PROFIT  MARGIN EXPANSION - Our ability to execute the first five critical success factors should lead us to better profit flow through. We believe that the opportunity exists for us, in the long-term, to improve our operating results to approach those of industry leaders in our sector. We believe that there are significant opportunities for expansion of profit margins through improvements in gross margins and overhead expense control, in addition to the improvement that comes from sales growth and pursing the off-mall strategy as discussed above.

Results of Operations

Quarters Ended May 1, 2004 and May 3, 2003

      Net revenue was $123.6 million for the quarter ended May 1, 2004 compared to $119.2 million for the quarter ended May 3, 2003, an increase of 4%. Same store sales declined 9% for the quarter as we anniversaried 25% same store sales gains in the first quarter of the prior year. In addition, merchandising decisions in the fall of 2003, coupled with softer than planned holiday sales, left us with a merchandise mix that was not as fresh in the spring of 2004 as in the prior year. Same store sales declines in the current period were partially offset by sales from new stores, net of closings, and growth from the Internet and Bailey Street. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 10% of sales for the quarter compared to 9% last year.

         On a geographical basis, all regions of the United States and Canada reported same store sales declines in the high single-digit to low double-digit range, compared to last year's strong double-digit same store sales increases. The sales mix remained similar to the prior year, as large furniture represented 34% of the business, occasional furniture was 19%, wall d{e'}cor was 14% and accessories were 33% compared to the prior year of 32% large furniture, 21% occasional furniture, 14% wall d{e'}cor and 33% accessories. Growth in BombayKIDS helped drive the increased penetration of large furniture during the quarter. The average ticket declined 8% during the first quarter while the number of total transactions, including those from new stores, increased 11%.

   Cost of sales, including buying and occupancy costs, was $93.6 million for the first fiscal quarter compared to $85.9 million for the same period last year. As a percentage of revenue, cost of sales increased to 75.7% for the quarter compared to 72.0% for the prior year period. Declines in gross margin were due primarily to the negative impact of the increase in fixed costs while experiencing a decline in same store sales. Buying and occupancy costs were 220 basis points higher than last year at 22.1% of revenues compared to 19.9% in the first quarter of Fiscal 2003. Store occupancy costs increased 13% while retail square footage increased 15%. Buying costs increased 40 basis points, due in part to increased international travel, which was restricted in last year's first quarter as a result of the risk of SARS. Product margins declined 150 basis points during the quarter due to higher logistics costs as a result of opening a new distribution center during the third quarter of Fiscal 2003 and the increase in store count, higher costs of private label credit card promotions and the acceleration of clearance activity into April from the second quarter.

  Selling, general and administrative expenses increased $3.7 million to $39.3 million, or 31.8% of revenue, compared to $35.6 million, or 29.8% of revenue, for the comparable period of the prior year. Store four-wall costs increased $2.1 million related primarily to higher store payroll, which increased $1.4 million, due in part to the increase in the number of stores, and higher telecommunication costs, which increased $.5 million, primarily related to the costs of the broadband network installed last fall. As a percentage of revenues, store four-wall costs increased 130 basis points as same store sales declines resulted in deleveraging fixed costs at the store level. Marketing and visual merchandising costs increased $.5 million, or 20 basis points, primarily as a result of an increase in the number of markets receiving the monthly Sunday newspaper inserts for both the Bombay and BombayKIDS operations. Corporate general and administrative expenses increased $1.1 million or 50 basis points principally due to higher payroll costs associated with additional infrastructure investments and severance costs, as vice president level changes were made to reflect the current needs of the business, as well as foreign exchange loss and higher medical and property insurance costs.

  For the quarter ended May 1, 2004, interest income was $22,000 compared to $142,000 in the first quarter of Fiscal 2003. Decrease is a result of lower cash balances related to higher inventory levels and a higher first quarter loss than in the prior year.

Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and a line of credit with banks. We have an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $75 million for working capital and letter of credit purposes. The bank commitment is limited to the lesser of the $75 million or 45% of eligible inventory as defined by the credit agreement. At May 1, 2004, the bank commitment was $58.8 million and outstanding letters of credit totaled $5.2 million, leaving $53.6 million available for borrowings or additional letters of credit. The credit facility, which expires July 5, 2005, gives us the option to request an increase in the aggregate commitment to $100 million, subject to approval by the banks, through the addition of another lending bank or increased commitment by the existing lending banks.

      With our current store growth plans, we anticipate that we will need to increase our borrowing capabilities to finance peak pre-holiday build up of inventory in Fiscal 2004, which generally occurs in the October to November timeframe annually. We intend to take advantage of the favorable credit environment to increase our overall borrowing capabilities. We are currently exploring various alternatives, including increasing our existing facility. Long-term, our strategy is to utilize our credit facility to finance seasonal borrowings and to utilize cash flow from operations and our balance sheet to finance our capital programs.

  At May 1, 2004, inventory levels were $131.1 million compared to $129.7 million at May 3, 2003. On a per store basis, inventory declined 8% to $282,000 from May 3, 2003. The decrease in inventory level on a per store basis is consistent with our plans to improve inventory turns from 2.2 times in Fiscal 2003 to 2.4 times during Fiscal 2004.

      During the first quarter of Fiscal 2004, we opened four large format Bombay stores and three BombayKIDS stores. Thirteen stores were closed during the period. As of the end of the first quarter, we had 359 large format stores, 22 regular stores, 46 outlets and 38 BombayKIDS stores for a total of 465 stores. During the remainder of Fiscal 2004, we plan to open 68 to 72 stores, including approximately 14 BombayKIDS locations. We expect to renew or replace substantially all of the stores as the leases expire and increase store count by approximately 5% annually.

  Our capital expenditures plan, net of landlord allowances, for Fiscal 2004 is expected to total $30 to $35 million for the year and includes the cost of opening new stores, migrating stores from mall to off-mall, expanding our distribution facilities in the northeast and rolling out our new point-of-sales system and broadband communications to our Canadian operations. We believe that our current cash position, cash flow from operations and expanded credit lines will be sufficient to fund our operations and capital expenditure programs during the current year.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As of May 1, 2004, the Company does not have any market risk sensitive instruments.


Item 4.  Controls and Procedures

  Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   The Exhibits filed as a part of this report are listed below.

Exhibit No.                                  Description

    31(a) Certification by Chief Executive Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

     31(b) Certification by Chief Financial Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

     32 Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   On March 18, 2004, the Company filed a Form 8-K reporting the results of
its earnings for the fourth   quarter and fiscal year ended January 31, 2004.

     On March 23, 2004, the Company filed a Form 8-K providing guidance relating to its planned real estate activity and expected store count for Fiscal 2004.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE BOMBAY COMPANY, INC.
                                       (Registrant)



                                        /S/ JAMES D. CARREKER
   Date: June 10, 2004                 James D. Carreker
                                       Chairman of the Board and
                                       Chief Executive Officer





                                        /S/ ELAINE D. CROWLEY
   Date: June 10, 2004                 Elaine D. Crowley
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer