Form 10-K/A
period 2004-01-31
BOMBAY COMPANY INC
filed 2004-07-15
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended January 31, 2004

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

Fiscal 2003
Net revenues increased $102.4 million, or 21%, to $596.4 million, compared to $494.0 million in Fiscal 2002. Revenues from retail operations increased $94.9 million, or 20%, from the prior year. Both new stores and same store sales increases contributed to the growth. Same store sales increased 13% for the year while stores classified as new stores during Fiscal 2003 contributed
approximately $51.8 million in net sales.   During the year, we opened 53
large format stores, 30 BombayKIDS stores and one outlet. In addition, we converted four regular stores to the large format. Increases from new stores were partially offset by the closing of 26 large format stores, eight regular stores and one outlet which, in aggregate, contributed approximately $24.9 million in net sales in Fiscal 2002.
Direct-to-customer revenues increased 44% to $29.8 million, from $20.6 million, due to strong Internet sales, partially offset by a decrease of
approximately 10% in mail order sales.   The  remainder of  the  increase
relates to growth in our wholesale operations, in particular, Bailey Street, where revenues increased 88%, to $15.8 million from $8.4 million in Fiscal 2002.

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

Fiscal 2002
Net revenues increased $56.5 million, or 13%, to $494.0 million, compared to $437.5 million in Fiscal 2001. Revenues from retail operations increased $48.3
million, or 11%, from the prior year.   Same  store  sales increased 5% for the
year while stores classified as new stores during the period contributed approximately $31.0 million in net sales. During the year, we opened 14 large format  stores,  9 outlets and 5 BombayKIDS stores while expanding two
stores from the regular to the large  format.   Sales  growth  from  new
 store additions was partially offset by store closures that had contributed approximately $13.1 million in net revenue in Fiscal 2001. Internet and mail order revenues grew 73% to $20.6 million from $11.9 million in the prior year, fueled by sales of BombayKIDS product and improvement made to our website. The remainder of the increase was the result of growth in our wholesale operations.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Fiscal 2003
 Selling, general and administrative expenses, including marketing, were slightly lower at 26.6% of revenues in Fiscal 2003 compared to 26.8% of revenues in Fiscal 2002. In dollars, total selling, general and administrative expenses were $158.4 million compared to $132.3 million in Fiscal 2002, an increase of $26.1 million.

At the store level, costs increased $13.7 million but declined slightly as a percentage of sales. Major factors contributing to the increased costs include factors associated with the increase in volume and number of stores such as higher store payroll and bonuses, which increased $9.3 million, and higher costs associated with credit card processing and collections, which increased $1.2 million. Store payroll declined 30 basis points as a percentage of revenue due to leveraging against the higher sales base while store bonuses, which are based upon improvement in store level profitability from the comparative prior year period, increased 10 basis points. Other store level initiatives that resulted in higher selling, general and administrative costs included the replacement of the point of sale dial-up environment with a new broadband communication network which resulted in increased costs of approximately $1.1 million, and store opening and closing expenses of $0.6 million.

Marketing costs, including visual merchandising costs, increased $7.5 million, or 50 basis points, as we increased our distribution of monthly Sunday newspaper inserts from three markets in late Fiscal 2002 to 21 markets in Fiscal 2003, in order to attract new customers and drive traffic into the stores. Growth in Internet marketing, support for new store openings and general increase attributable to the increased store count also contributed to the higher marketing dollars.

Corporate office selling, general and administrative expenses increased $4.9 million compared to the prior year but declined approximately 40 basis points as a percentage of revenue as we leveraged insurance and payroll costs against the higher revenue base. Corporate payroll, including bonuses, increased $3.5 million as we built infrastructure to support the current and future growth plans. Insurance costs declined slightly primarily due to favorable experience relating to workers' compensation insurance. Costs associated with infrastructure investment in systems resulted in an increase in depreciation and amortization cost and related operating costs of approximately $2.1 million. Internet selling and operating costs also contributed to the increase during the period. These cost increases were partially offset by foreign exchange gains of $1.4 million related to the strengthening of the Canadian dollar and costs incurred during Fiscal 2002 of $1.3 million related to the settlement of a California wage and hour lawsuit and $1.1 million relating to the departure of the Chief Executive Officer.

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


ITEM 9A.  CONTROLS AND PROCEDURES.

 Pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal control over financial reporting during the period covered by this report have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

      (1) Financial Statements:

         Report of Independent Registered Public Accounting Firm
         Consolidated  Statements  of  Income  for  the Years Ended January 31,
            2004, February 1, 2003 and February 2, 2002
         Consolidated Balance Sheets at January 31, 2004 and February 1, 2003 Consolidated Statements of Stockholders' Equity for the Years Ended
            January 31, 2004, February 1, 2003 and February 2, 2002 Consolidated Statements of Cash Flows for the Years Ended January 31,
            2004, February 1, 2003 and February 2, 2002
         Notes to Consolidated Financial Statements

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



Date:  July 14, 2004

                                      /s/ JAMES D. CARREKER


                                      James D. Carreker
                                      Chairman of the Board and
                                      Chief Executive Officer


Date:  July 14, 2004

                                      /s/ ELAINE D. CROWLEY


                                      Elaine D. Crowley
                                      Senior Vice President, Chief
                                      Financial Officer and Treasurer

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                 Page No.


   Report of Independent Registered Public Accounting Firm.....     25
   Consolidated Statements of Income for the Years Ended
     January 31, 2004, February 1, 2003 and February 2, 2002 ..     26
   Consolidated Balance Sheets at January 31, 2004 and
     February 1, 2003..........................................     27
   Consolidated Statements  of Stockholders' Equity for
     the Years Ended January 31, 2004, February 1, 2003
     and February 2, 2002......................................    28-29
   Consolidated Statements of Cash Flows for the Years
     Ended January 31, 2004, February 1, 2003 and
     February 2, 2002..........................................     30
   Notes to Consolidated Financial Statements..................    31-39
   Unaudited Quarterly Financial Data..........................     40

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of The Bombay Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 24 present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to
obtain  reasonable assurance   about  whether  the  financial  statements  are
free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








/S/PRICEWATERHOUSECOOPERS LLP


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

       28 & 29

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)



                                                                                                        Accumulated
                              Common Stock   Treasury Stock   Additional  Stock                            Other         Annual
                                                               Paid-In   Purchase  Deferred  Retained  Comprehensive  Comprehensive
                            Shares   Amount  Shares   Amount   Capital    Loans     Comp.    Earnings  Income (Loss)     Income
Total, February 3, 2001.... 38,150  $38,150  (5,456) $(22,320)  $75,735   $(991)   $     *    $65,420     $(1,267)
Purchases of treasury
  shares...................      *        *     (39)     (103)        *       *          *          *           *
Shares contributed or
  sold to employee benefit
  plans....................      *        *     102       418      (225)      *          *          *           *
Director fee distributions.      *        *      30       123       (48)      *          *          *           *
Restricted stock
  distributions............      *        *     250     1,021      (195)      *       (552)         *           *
Deferred compensation
  expense..................      *        *       *         *         *       *        285          *           *
Collections of stock
  purchase loans...........      *        *       *         *         *      86          *          *           *
Interest (charges)
  collections on stock
  purchase loans, net......      *        *       *         *         *     (45)         *          *           *
Net income.................      *        *       *         *         *       *          *      3,724           *        $3,724
Foreign currency
  translation adjustments..      *        *       *         *         *       *          *          *        (509)         (509)

Total, February 2, 2002.... 38,150   38,150  (5,113)  (20,861)  75,267     (950)      (267)    69,144      (1,776)       $3,215
Purchases of treasury
  shares...................      *        *    (202)     (895)       *      864          *          *            *
Shares contributed or
  sold to employee
  benefit plans............      *        *      66       271      (89)       *          *          *            *
Exercise of stock options..      *        *     596     2,438       45        *          *          *            *
Director fee distributions.      *        *      77       313        3        *          *          *            *
Restricted stock
  distributions............      *        *     (45)     (184)     220        *        (44)         *            *
Deferred compensation
  expense..................      *        *       *         *        *        *         74          *            *
Net repayments of stock
  purchase loans...........      *        *       *         *        *      103          *          *            *
Interest charges on stock
  purchase loans, net......      *        *       *         *        *      (17)         *          *            *
Net income.................      *        *       *         *        *        *          *      7,217            *       $7,217
Foreign currency
  translation adjustments..      *        *       *         *        *        *          *          *          382          382

Total, February 1, 2003.... 38,150   38,150  (4,621)  (18,918)  75,446        *       (237)    76,361      (1,394)       $7,599
Purchases of treasury
  shares...................      *        *      (9)      (69)       *        *          *          *            *
Shares contributed or
  sold to employee benefit
  plans....................      *        *      64       262      113        *          *          *            *
Exercise of stock options..      *        *   1,613     6,610    3,007        *          *          *            *
Director fee distributions.      *        *      55       227       33        *          *          *            *
Restricted stock
  distributions............      *        *      81       333      611        *       (974)         *            *
Deferred compensation
  expense..................      *        *       *         *        *        *        359          *            *
Net income.................      *        *       *         *        *        *          *      9,951            *     $  9,951
Foreign currency
  translation adjustments..      *        *       *         *        *        *          *          *        1,516        1,516
Total, January 31, 2004.... 38,150  $38,150  (2,817) $(11,555) $79,210    $   *      $(852)   $86,312      $   122      $11,467




The accompanying notes are an integral part of these consolidated financial statements.



                                       28 & 29

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


NOTE 3 - DEBT

We have an unsecured, revolving credit agreement with a group of banks. On July 10, 2003, the credit agreement was amended to increase the aggregate commitment by $25,000,000 to $75,000,000 through the addition of one lending party and an increased commitment on the part of two existing banks. We have the option to request an increase in the aggregate commitment to $100,000,000, subject to approval by the banks, through the addition of another lending bank or increased commitment by the existing lending banks. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes. Borrowings under the facility can be made, at our option and subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at our option, at either the lead bank's prime lending rate plus a margin of .25% to 1.25% or the LIBOR rate plus a margin of 1.75% to 2.75%, with the margin depending on our leverage ratio. Under the terms of the agreement, we are required to maintain certain financial ratios and other financial conditions. The agreement prohibits us from making certain investments, advances or loans, and limits the dollar amounts of capital
expenditures, purchases of treasury shares, and asset sales.   The agreement
restricts declaration and payment of dividends of any type to not more than 25% of consolidated net income as reflected in the most recent annual income statement. As of January 31, 2004, $2,488,000 would be available for
dividends.   In the event that  we  are  in default of certain provisions of the agreement, the lenders would be permitted to file liens against our inventory located in the United States and perfect the pledge of 65% of the stock of our Canadian subsidiary, thereby securing the indebtedness.

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

10(a)  - Form of Indemnification Agreement. (15)

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

10(h)  - Executive Management Incentive Compensation Plan. (10)

10(i)  - Employment Letter with Donald V. Roach. (9)

10(j)  - Employment Letter with Stephen Farley. (9)

10(k)  - Employment Letter with Brian N. Priddy. (9)

10(l)  - Employment Agreement with James D. Carreker. (13)

10(m)  - Restricted Stock Agreement with James D. Carreker. (13)

10(n)  - Stock Option Agreement with James D. Carreker. (13)

10(o)  - Employment Letter with Lucretia D. Doblado.  (15)

10(p) - Amended and Restated Credit Agreement among The Bombay Company, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the Other Lenders Party Hereto, dated July 5, 2002. (9)

10(q)  - First Amendment to Amended and Restated Credit Agreement, dated
         July 10, 2003. (12)

  14   - Code of Business Conduct and Ethics.  (15)

                   The Bombay Company, Inc. and Subsidiaries



Number   Description


  21   - Subsidiaries of the Registrant. (7)

  22   - Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (14)

  23   - Consent of Independent Registered Public Accounting Firm.

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

(14)  Filed with the Commission on April 9, 2004.

(15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. Such Exhibit is incorporated herein by reference.