Form 10-Q
period 2004-07-31
BOMBAY COMPANY INC
filed 2004-09-09
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                 Number of shares outstanding at August 28, 2004

Common stock, $1 par value                         35,818,000

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                           Quarter Ended July 31, 2004



                                TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION

Item
Page No.

1.Financial Statements                                                     3-9

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 10-16

3. Quantitative and Qualitative Disclosures About Market Risk              17

4. Controls and Procedures                                                 17



                           PART II - OTHER INFORMATION


4. Submission of Matters to a Vote of Security Holders                     18

6.Exhibits and Reports on Form 8-K                                         19

 Signatures                                                                20

                               THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Operations
                                (In thousands, except per share amounts)
                                              (Unaudited)

                                                       Three Months Ended                      Six Months Ended
                                                    July 31,      August 2,                  July 31,      August 2,
                                                      2004          2003                       2004           2003
Net revenue                                         $122,479       $130,273                   $246,060      $249,510

Costs and expenses:
     Cost of sales, buying and
        store occupancy costs                         95,074         94,863                    188,700       180,762
     Selling, general and administrative
         expenses                                     37,549         36,673                     76,869        72,257
      Operating loss                                 (10,144)        (1,263)                   (19,509)       (3,509)

Other income (expense):
     Interest income                                      19             35                         39           178
     Interest expense                                     (6)           (41)                        (4)          (42)

Loss before income taxes                             (10,131)        (1,269)                   (19,474)       (3,373)
Benefit for income taxes                              (3,803)          (501)                    (7,400)       (1,332)


     Net loss                                        $(6,328)        $ (768)                  $(12,074)     $ (2,041)

Basic and diluted earnings (loss) per share            $(.18)         $(.02)                     $(.34)        $(.06)

Average common shares outstanding                     35,670         34,556                     35,550        34,088







The accompanying notes are an integral part of these consolidated financial statements.

                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                                    Consolidated Balance Sheets
                                                       (Dollars in thousands)
                                                            (Unaudited)
                                                   July 31,             January 31,               August 2,
                                                     2004                  2004                      2003
ASSETS
Current assets:
      Cash and cash equivalents                    $ 10,034              $ 25,619                $   8,914
      Inventories                                   136,620               138,908                  161,776
      Other current assets                           30,342                26,012                   22,795
            Total current assets                    176,996               190,539                  193,485

Property and equipment, net                          73,640                68,107                   46,961
Goodwill, less amortization                             423                   423                      423
Other assets                                          5,561                 5,864                   10,318
            Total assets                           $256,620              $264,933                 $251,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank borrowings                              $  2,200               $    --                 $ 13,847
      Accounts payable and accrued                   36,899                35,348                   42,104
       expenses
      Income taxes payable                               --                 1,103                       --
      Accrued payroll and bonuses                     4,074                 8,019                    6,181
      Gift certificates redeemable                    6,430                 7,129                    5,251
      Accrued insurance                               4,195                 3,730                    3,908
            Total current liabilities                53,798                55,329                   71,291
Accrued rent and other liabilities                   22,163                18,217                    5,954
Stockholders' equity:
   Preferred stock, $1 par value,
            1,000,000 shares                             --                    --                       --
      authorized, none issued
   Common stock, $1 par value,
   50,000,000 shares authorized,                     38,150                38,150                   38,150
      38,149,646 shares issued
   Additional paid-in capital                        79,778                79,210                   75,735
   Retained earnings                                 74,238                86,312                   74,320
   Accumulated other comprehensive                      142                   122                     (547)
   income (loss)
   Common shares in treasury, at cost,
    2,362,866; 2,816,772 and 3,073,478               (9,693)              (11,555)                 (12,615)
      shares, respectively
   Deferred compensation                             (1,956)                 (852)                  (1,101)
            Total stockholders' equity              180,659               191,387                  173,942

Total liabilities and stockholders'                $256,620              $264,933                 $251,187
equity

The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                             Consolidated Statements of Cash Flows
                                                       (Dollars in thousands)
                                                            (Unaudited)
                                                                  Six Months Ended
                                                              July 31,       August 2,
                                                                2004           2003
Cash flows from operating activities:
      Net loss                                                $(12,074)       $(2,041)
      Adjustments to reconcile net loss
        to net cash from operating activities:                   8,444          8,943
      Depreciation and amortization                                414             79
      Employee stock-based compensation expense                    (11)           156
      Deferred taxes and other

   Changes in assets and liabilities:
     (Increase) decrease in inventories                          2,327        (58,569)
      Increase in other current assets                          (4,925)          (999)
      Decrease in current liabilities                           (2,986)        (4,009)
      Increase in noncurrent assets                                (18)            (4)
      Increase (decrease in noncurrent liabilities)                305           (108)
   Net cash used in operating activities                        (8,524)       (56,552)
 Cash flows from investing activities:
  Purchases of property and equipment                          (14,282)       (10,765)
  Landlord constructioin allowances                              4,320             --
  Proceeds from sales of property and equipment                     26             71

   Net cash used in investing activities                        (9,936)       (10,694)
Cash flows from financing activities:
  Net bank borrowings                                            2,200         13,847
  Purchases of treasury stock                                       --            (82)

  Sale of stock to employee benefit plans                          215            147
  Proceeds from the exercise of employee stock options             514          5,291
 Net cash provided by financing activities                       2,929         19,203
Effect of exchange rate change on cash                             (54)           349
Net decrease in cash and cash equivalents                      (15,585)       (47,694)
Cash and cash equivalents at beginning of period                25,619         56,608
Cash and cash equivalents at end of period                    $ 10,034       $  8,914

Supplemental disclosure of cash flow information:
        Interest paid                                           $   --         $   97
        Income taxes paid                                        1,454          5,483
        Non-cash financing activities:
        Distributions of deferred director fees                     --            179
        Issuance of restricted stock                             1,518          1,035

The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)    Basis of Presentation

  In the opinion of the Company, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay"), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2004 and August 2, 2003, the results of operations for the three and six months then ended, and cash flows for the six months then ended in accordance with the rules of the Securities and Exchange Commission. The results of operations for the three and six month periods ended July 31, 2004 and August 2, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2003 Annual Report on Form 10-K/A.


(2)    Stock-Based Compensation

  The Company accounts for its stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense related to grants of stock options has been recognized, as all options granted under the plans had an exercise price not less than the market price of the Company's common stock on the date of grant. Compensation expense related to grants of restricted stock is based upon the quoted market price of the Company's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net loss and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation (in thousands, except per share amounts):

                                             Three Months Ended          Six Months Ended

                                            July 31,    August 2,      July 31,     August 2,
                                             2004         2003          2004         2003
Net loss, as reported                     $(6,328)     $ (768)        $(12,074)      $(2,041)
Stock-based compensation expense
  determined under FAS 123, net of tax       (535)        (325)           (884)         (549)
Net loss, pro forma                       $(6,863)     $(1,093)        $(12,958)     $(2,590)

Basic and diluted earnings (loss)
   per share, as reported                   $(.18)       $(.02)           $(.34)       $(.06)
Basic and diluted earnings (loss)
   per share, pro forma                     $(.19)       $(.03)           $(.36)       $(.08)


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (cont'd)

  During the first quarter of Fiscal 2004, the Company awarded restricted stock grants aggregating 115,000 shares to a group of key employees other than the Chief Executive Officer. The respective shares will become vested in designated increments contingent upon continued employment of the respective employee based upon specified vesting periods of at least 12 months and not more than 36 months. Deferred compensation of $795,000 was recorded in conjunction with the grants, and will be expensed over the respective vesting periods.

  During the second quarter of Fiscal 2004, the Company awarded 122,980 shares of restricted stock to its Chief Executive Officer. Contingent upon his continued employment, the shares will become fully vested after 24 months. Deferred compensation of $723,000 was recorded in conjunction with the grant, and will be expensed over the vesting period.


(3)    Comprehensive Income/Loss

  Comprehensive loss for the three and six months ended July 31, 2004 and August 2, 2003 was as follows (in thousands):

                                        Three Months Ended             Six Months Ended

                                     July 31,     August 2,         July 31,     August 2,
                                       2004         2003             2004          2003
Net loss                             $(6,328)      $(768)          $(12,074)     $(2,041)
Foreign currency translation
   adjustments                           403         115                 20          847
Comprehensive loss                   $(5,925)      $(653)          $(12,054)     $(1,194)

(4)    Earnings (Loss) per Share

  Basic earnings (loss) per share are based upon the weighted average number of shares outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

  The computation for basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                         Three Months Ended               Six Months Ended

                                       July 31,      August 2,          July 31,     August 2,
                                         2004          2003              2004          2003
Numerator:
  Net loss                            $(6,328)       $ (768)          $(12,074)      $(2,041)
Denominator for basic and diluted
   earnings (loss) per share:
   Average common shares outstanding    35,670        34,556            35,550         34,088
Basic and diluted earnings (loss)
   per share                            $ (.18)        $(.02)           $ (.34)       $ (.06)

  During the three and six month periods ended July 31, 2004 and August 2, 2003, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted earnings (loss) per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended, which are excluded from the computation of diluted earnings (loss) per share because their inclusion would be antidilutive (in thousands):

                                             July 31,       August 2,
                                               2004           2003

Stock options                                  3,329          2,940
Deferred director compensation                    34              7
   Total potentially dilutive securities       3,363          2,947



(5)    Credit Facility and Debt

  The Company has an unsecured, revolving credit agreement with a group of banks with an aggregate commitment of $75 million. The facility, which expires July 5, 2005, is for working capital, inventory financing and letter of credit purposes.

  Availability under the credit facility is limited to the lesser of $75 million or 45% of eligible inventory, as defined by the credit agreement. At July 31, 2004, the bank commitment was $61,285,000. Borrowings of $2,200,000 and letters of credit totaling $12,002,000, primarily to support inventory purchases, were outstanding under the facility, and $47,083,000 was available for additional borrowings or letters of credit.

  At July 31, 2004, the Company failed to satisfy two financial covenants, the Fixed Charge Coverage Ratio and the Leverage Ratio, as such terms are defined by the credit agreement, a copy of which is on file with the SEC. The banks were promptly notified and have provided written waiver of such deficiencies that are effective through September 30, 2004.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

  Management has signed a letter of intent and expects to replace the Company's existing credit facility with a new, secured, revolving credit facility. The proposed facility has an aggregate commitment of up to $175 million, with an initial commitment of up to $125 million, subject to borrowing base limitations. Available commitment under the facility is based upon a borrowing base comprised of eligible inventory and receivables, as defined by the agreement. The proposed facility provides for borrowings, at the Company's option and subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. The facility is expected to expire five years after execution of the agreement and is to be secured by the Company's inventory and receivables. Management expects to execute a final agreement relating to the facility on or before September 30, 2004, at which time the existing facility will expire coincident with the closing of the new facility.


(6)    New Accounting Pronouncements

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

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs and their impact on the operations of the business; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including provisional duties on bedroom furniture imports from China including the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential travel or import/export restrictions due to communicable diseases; regional weather conditions; hiring and retention of adequate and qualified personnel and other risks and uncertainties contained in the Company's 2003 Annual Report on Form 10-K/A and other SEC filings as they occur.

General

  The Company designs, sources and markets a unique line of fashionable home accessories, wall d{e'}cor and furniture through 472 retail locations in 42 states in the United States and nine Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms "our", "we", "us" and "Bombay" refer to The Bombay Company, Inc. including its subsidiaries.

  In addition to our primary retail Bombay operations, during 2001 we expanded our product offering to include BombayKIDS, a line of children's furniture, textile and accessories, which is currently being offered in 40 BombayKIDS store locations as well as through catalog and Internet channels. Our wholesale operation, Bailey Street Trading Company ("Bailey Street"), markets a limited number of furniture and accessory stock keeping units under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants. Bombay also has international licensing agreements under which a total of 15 licensed international stores are operating in the Middle East and the Caribbean.

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

  Same store sales comparisons are calculated based upon revenue from stores opened for more than 12 months. Stores converted from the regular format to the large format and stores relocated from mall to off-mall locations are classified as new and are excluded from same store sales until they have been opened for 12 months. Stores relocated within a mall and whose size is significantly changed are treated as new stores and are excluded from the same store sales calculation until opened for a full year. Remodeled stores remain in the computation of same store sales.

  Cost of sales includes all costs associated with the purchase of product including, but not limited to, vendor cost, inbound transportation costs, duties, commission, inspections, quality control, warehousing and outbound transportation costs. Buying costs include costs associated with our buying department, consisting primarily of salaries, travel, product development and product sample costs. Store occupancy costs include costs such as rent, common area maintenance charges, utilities and depreciation and amortization of leasehold improvements and other fixed assets relating to our retail locations.


Executive Summary

  We focus on several key metrics in managing and evaluating our operating performance and financial condition including, but not limited to, the following: same store sales, sales and gross margins by merchandise categories, operating margins as a percentage of revenues, earnings (loss) per share, cash flow, return on assets, inventory turn, number of transactions and average sales per transaction. We are currently executing a multiphase turnaround, as previously discussed in our 2003 Annual Report on Form 10-K/A. Our goal is to improve our operating performance and generate competitive operating results in line with current market leaders in the sector.

      During Fiscal 2004 and beyond, we are focused on six critical success factors.

      DRIVE SAME STORE SALES AT A COMPETITIVE RATE - During the first half of Fiscal 2004, our same store sales performance has been disappointing. We believe that the lack of newness and flow in our merchandise assortment are the biggest factors contributing to the decline. The decision to carry over inventory from Fiscal 2003 adversely impacted freshness within the assortment for the first half of Fiscal 2004. However, the significant increase in newness as we enter the fall season is expected to help reverse this trend. Additionally, the effects of the imposition of an anti-dumping tariff on bedroom furniture from China have disrupted the timeliness of product flow. Purchases for the second half of the year have been adjusted accordingly. We also believe that we have been experiencing a softer demand for moderately-priced home furnishings than anticipated.

     SUCCESSFULLY  CONTINUE  THE MIGRATION OF OUR STORES FROM MALL TO OFF-
     MALL LOCATIONS - We continue to pursue this strategy as our leases expire, and expect the move to off-mall locations to positively impact our store occupancy costs. Key to our success is the ability to transfer sales from stores that we close in a mall location to the new off-mall location. Through the end of the second quarter, we estimate that 28 of the 35 locations that we have moved have been able to maintain or exceed their sales volume during the first year of operations. We believe that sales from newly relocated stores have been impacted by the same factors that impacted the rest of the chain, including a weakness in demand and issues relating to our merchandise assortment. Through the end of the second quarter, in the aggregate, on a four-wall basis the Company's 101 core off-mall locations were as profitable as its 282 mall-based locations. We continue to be encouraged by the results and believe that it validates our overall strategy.

     GROW STORE COUNT  - Our strategy is to focus on opening stores in our top 25 markets, thereby increasing market density and allowing us to create operating efficiencies, particularly in the areas of advertising, logistics and field supervision. We continue to closely monitor the impact of new stores on the performance of nearby existing stores as we assess market density opportunities and identify new locations. This information will be key to helping define our future real estate strategy. Currently, 60% of our stores are concentrated in our top 25 markets. During the first and second quarters, we opened 19 stores, including five BombayKIDs stores, and closed 18 stores either whose leases expired or were underperforming. During the remainder of the year, we expect to open 45 to 50 stores, including 10 to 11 BombayKIDs stores, and to close 16 stores, ending the year with slightly more than 500 stores. The ending store count reflects a recent decision to reduce the store opening plan for Fiscal 2004 by ten stores so that we can focus on execution during the fourth quarter. We expect to renew or replace substantially all stores as their leases expire and, over the long-term, increase store count by approximately 5% annually.

     DEVELOP BOMBAYKIDS - We are pleased with the performance to date of our BombayKIDS stores. This concept allows us to leverage the Bombay brand and reach a new customer. BombayKIDS stores currently total 40, and we plan to have approximately 50 open by the end of the fiscal year. Particularly encouraging is the impact that our BombayKIDS stores have on the adjacent Bombay store which have performed at a higher sales level due to the synergies created and the introduction of a new customer to the Bombay brand.

     BUILD   THE  PROPER  INFRASTRUCTURE  TO  SUPPORT  FUTURE   GROWTH   -
     Significant investments in infrastructure continue to be made in Fiscal 2004, including the addition of a distribution center this quarter near Allentown, Pennsylvania. The facility will reduce our dependence on temporary storage for that region and is expected to improve our efficiency through both modernization with the newer facility and better proximity to transportation sources. During the third quarter, our new point-of-sale system with broadband communications, already in service in the U.S., will be rolled out to our Canadian store locations. The Canadian stores will benefit from faster transaction times and enhanced functionality as we enter the holiday season, when we typically experience the highest transaction volumes of the year. Key leadership positions have been filled, including a General Merchandise Manager and Vice President of Financial Planning and Analysis. Although the costs of these and other investments have been difficult to leverage with the recent revenue declines, we continue to believe that they are critical to our future profitability and growth.

     GENERATE PROFIT MARGIN EXPANSION - Our ability to execute the first five critical success factors should lead us to better profit flow through. While our progress to date has been disappointing, we believe that the opportunity exists for us, in the long-term, to improve our operating results to approach those of industry leaders in our sector. We believe that there are significant opportunities for to increase profit margins through improvements in gross margins and leveraging overhead expense, in addition to the improvement that comes from sales growth and pursing the off-mall strategy as discussed above.


Results of Operations

Quarters Ended July 31, 2004 and August 2, 2003

  Net revenue for the quarter ended July 31, 2004 declined 6% to $122.5 million compared to $130.3 million for the quarter ended August 2, 2003. Same store sales declined 18% for the quarter as we anniversaried same store sales gains of 26% in the second quarter of the prior year. Sales declines were largely the result of a lack of freshness in merchandise mix due to decisions made in the fall of Fiscal 2003 that led to excess inventory on hand as of the end of Fiscal 2003. Same store sales declines in the current period were partially offset by sales from new stores, net of closings, and growth from the Internet. Revenues attributable to new stores totaled $23.0 million for the quarter, while stores closed during the quarter contributed $11.3 million in revenues during the second quarter of Fiscal 2003. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 9% of sales for the quarter compared to 8% last year.

  The following table outlines the sales mix by product category for the quarters ended July 31, 2004 and August 2, 2003:


                                 Three Months Ended

                              July 31,       August 2,
                                2004            2003
Sales mix:
   Large furniture               34%             31%
   Occasional furniture          17              20
   Wall decor                    13              13
   Accessories                   36              36
                                100%            100%





  Growth in BombayKIDS helped drive the increased penetration of large furniture during the quarter while the occasional furniture category declined as a result of the lack of newness. The average ticket declined 5% during the second quarter while the number of total transactions decreased 1%. On a geographical basis, all regions of the United States and Canada reported same store sales declines in the double-digit range, compared to last year's strong double-digit same store sales increases.

Cost of sales, including buying and occupancy costs, was $95.1 million for the second fiscal quarter compared to $94.9 million for the same period last year. As a percentage of revenue, cost of sales increased to 77.6% for the quarter compared to 72.8% for the prior year period due primarily to the negative impact of the increase in fixed costs while experiencing a decline in same store sales. Buying and occupancy costs were 370 basis points higher than last year, at 22.3% of revenue, compared to 18.6% in the second quarter of Fiscal 2003. Store occupancy costs increased 12% over the prior year comparable quarter while retail square footage increased 18% since August 2, 2003. Buying costs increased 20 basis points, and product margins declined 110 basis points primarily due to the loss of leverage on fixed logistics costs.

  Selling, general and administrative expenses were $37.5 million, or 30.7% of revenue, compared to $36.7 million, or 28.2% of revenue, for the comparable period of the prior year. Store four-wall costs increased $1.1 million due to a $.6 million increase in store payroll, related to the 12% growth in the number of stores, and $.5 million increase in telecommunication costs, primarily related to the costs of the broadband network installed in the U.S. stores last fall. As a percentage of revenue, store four-wall costs increased 170 basis points as same store sales declines resulted in deleveraging fixed costs at the store level. Marketing and visual merchandising costs increased $.6 million, or 80 basis points, principally resulting from an increase in the number of markets receiving the monthly Sunday newspaper inserts for both the Bombay and BombayKIDS operations. Corporate general and administrative expenses declined $.9 million, or 10 basis points, principally due to a reduction of $1.3 million in depreciation and amortization resulting from accelerated amortization taken in Fiscal 2003 on the point-of-sale system and components of the merchandising planning and allocation systems which were replaced last year. Additionally, foreign exchange gain relating to our Canadian operations resulted in decreased expenses of $.4 million from the prior year. No provision was made during the current quarter for incentive bonuses to corporate executives, which accounted for an additional $.8 million of expense last year. These decreases in corporate general and administrative expenses were partially offset by higher insurance costs, which rose $1.0 million related primarily to higher self-insured medical costs, and by professional services, which increased $.4 million related to higher legal, accounting and Internet hosting costs.

  For the quarter ended July 31, 2004, interest income was $19,000 and interest expense was $6,000, compared to income of $35,000 and expense of $41,000 in the second quarter of Fiscal 2003. Improvement is a result of higher average cash balances during the quarter coupled with seasonal borrowings beginning at a later date than last year, related to lower inventory levels as compared to the prior year.


Six Months Ended July 31, 2004 and August 2, 2003

  Net revenue was $246.1 million for the six months ended July 31, 2004 compared to $249.5 million for the six months ended August 2, 2003, a decrease of 1%. Same store sales declined 13% for the year-to-date as we anniversaried same store sales gains of 25% in the first half of the prior year. Sales declines were largely the result of a lack of freshness in merchandise mix due to decisions made in the fall of Fiscal 2003 that led to excess inventory on hand as of the end of Fiscal 2003. Same store sales declines in the current period were partially offset by sales from new stores, net of closings, and growth from the Internet and Bailey Street. New stores accounted for revenues of $44.9 million during the first half of Fiscal 2004, and stores closed through the second quarter contributed revenues of $21.8 million in the same period last year. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 9% of sales for the year-to-date period compared to 8% last year.

  The following table outlines the sales mix by product category for the six month periods ended July 31, 2004 and August 2, 2003:



                                Six Months Ended

                            July 31,      August 2,
                             2004           2003
Sales mix:
   Large furniture            35%            33%
   Occasional furniture       17             19
   Wall d{e'}cor              14             14
   Accessories                34             34
                             100%           100%




  Growth in BombayKIDS helped drive the increased penetration of large furniture during the period. The average ticket declined 6% during the year-to-date while the number of total transactions, including those from new stores, increased 4%. On a geographical basis, all regions of the United States and Canada reported same store sales declines within a relatively tight range, compared to last year's strong double-digit same store sales increases.

   Cost of sales, including buying and occupancy costs, was $188.7 million, or 76.7% of revenue, for the six months compared to $180.8 million, or 72.4%, for the same period last year. The higher costs as a percentage of revenue were due primarily to the negative impact of the increase in fixed costs in conjunction with same store sales declines. Buying and occupancy costs were 300 basis points higher than last year, at 22.2% of revenue, compared to 19.2% in the first six months of Fiscal 2003. Store occupancy costs increased 13% while retail square footage increased 18% due to new store openings in larger, off-mall locations. Buying costs increased 30 basis points, and product margins declined 130 basis points for the year-to-date due primarily to higher logistics costs measured against a lower sales volume.

  Selling, general and administrative expenses increased $4.6 million to $76.9 million compared to $72.3 million for the comparable period of the prior year. As a percentage of revenue, selling, general and administrative expenses were 31.2% for the six months ended July 31, 2004 and 29.0% for the six months ended August 2, 2003. Store four-wall costs increased $3.3 million related primarily to a $2.0 million increase in store payroll, resulting from the 12% increase in store count, and a $1.0 million increase in telecommunication costs, primarily related to the costs of the broadband network installed last fall in U.S. stores. As a percentage of revenue, store four-wall costs increased 150 basis points as same store sales declines resulted in deleveraging fixed costs at the store level. Marketing and visual merchandising costs increased $1.0 million, or 50 basis points, primarily as a result of an increase in the number of markets receiving the monthly Sunday newspaper inserts for both the Bombay and BombayKIDS operations. Corporate general and administrative expenses increased $.3 million or 30 basis points. Insurance and taxes were $1.6 million higher, principally related to higher self-insured medical costs. Payroll costs increased $.8 million as a result of additional infrastructure investments and severance costs associated with vice president level changes made to reflect the current needs of the business. Additionally, professional services rose by $.5 million, reflecting higher legal, accounting and Internet consulting costs. These increases were substantially offset by a decline in depreciation and amortization resulting primarily from accelerated amortization taken in Fiscal 2003 associated with the retirement of the old point-of-sale system and the lack of accrual for performance-based incentive compensation for senior management.
                                      15

For the year-to-date July 31, 2004, interest income was $39,000 and interest expense was $4,000, compared to income of $178,000 and expense of $42,000 in the first half of Fiscal 2003. The decrease in interest income is the result of lower average cash balances in the current year, particularly in the first quarter, related to higher average inventory levels in the earlier part of the period. Lower expense is a result of beginning seasonal borrowings later in the current period than during last year, as a result of lowering inventory levels and later timing of seasonal inventory build-up in the current year.

Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and a line of credit. We currently have an unsecured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $75 million for working capital and letter of credit purposes. Availability under the credit facility is limited to the lesser of $75 million or 45% of eligible inventory, as defined by the credit agreement. At July 31, 2004, the bank commitment was $61.3 million, with letters of credit and borrowings outstanding totaling $12.0 million and $2.2 million, respectively, leaving $47.1 million available for borrowings or additional letters of credit. The credit facility, which expires July 5, 2005, gives us the option to request an increase in the aggregate commitment to $100 million, subject to approval by the banks, through the addition of another lending bank or increased commitment by the existing lending banks. At July 31, 2004, we failed to satisfy two financial covenants, the Fixed Charge Coverage Ratio and the Leverage Ratio, as such terms are defined by the credit agreement, a copy of which is on file with the SEC. The banks were promptly notified and have provided written waiver of such deficiencies that are effective through September 30, 2004.

  We have signed a letter of intent to replace the current credit facility with a new, secured, revolving credit facility with a commitment of up to $175 million in order to finance the growing need for working capital as we continue to open stores. We are in the process of negotiating the final agreement and expect to execute the new facility on or before September 30, 2004. Our long-term strategy is to utilize our credit facility to finance seasonal borrowings and to utilize cash flow from operations and our balance sheet to finance our capital programs.

  At July 31, 2004, inventory levels were $136.6 million compared to $161.8 million at August 2, 2003. On a per store basis, inventory declined 25% to $289,000 from August 2, 2003. Inventory levels last year were higher than required as a result of our focus on being in-stock for the duration of each promotional event, and to support forecasted double-digit same store sales increases. The decrease in inventory level on a per store basis this year is consistent with our plans to improve inventory turns from 2.2 times in Fiscal 2003 to 2.4 times during Fiscal 2004, and with more conservative sales forecasts in the current year.

  During the first six months of Fiscal 2004, we opened 14 large format Bombay stores and five BombayKIDS stores. Eighteen stores were closed during the period. As of the end of the second quarter, we had 364 large format stores, 22 regular stores, 46 outlets and 40 BombayKIDS stores for a total of 472 stores. During the remainder of Fiscal 2004, we plan to open 45 to 50 stores, including approximately 10 to 11 BombayKIDS locations.

  Our capital expenditures plan, net of landlord construction allowances, for Fiscal 2004 is expected to total approximately $30 million for the year and includes the cost of opening new stores, migrating stores from mall to off-mall, expanding our distribution facilities in the northeast and rolling out our new point-of-sales system and broadband communications to our Canadian operations. We believe that our current cash position, cash flow from operations and the proposed, expanded, credit facility will be sufficient to fund our operations and capital expenditure programs during the current year.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  As of July 31, 2004, the Company does not have any market risk sensitive instruments.


Item 4.  Controls and Procedures

  Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company is in the process of implementing certain enhancements with respect to its internal control over financial reporting. Specifically, the Company is enhancing segregation of duties within its information technology systems and further restricting system access. These matters have been discussed with the Company's independent accountants, with the Audit and Finance Committee and with the Board of Directors of the Company. Management, including the Chief Executive Officer and Chief Financial Officer, expects that these enhancements will be in place by October 30, 2004.

                     THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Annual  Meeting  of  Shareholders  of the Company was held on May 26,
2004.

(b) Directors elected to hold office are listed in the attached Proxy Statement, which is incorporated herein by reference.

      Directors elected:Paul J. Raffin, Julie L. Reinganum and Bruce R. Smith Continuing directors:James D. Carreker, John H. Costello, Susan T.
                        Groenteman,  Laurie M. Shahon and Nigel Travis

(c)
      (i)  Election of directors:

           Name                          For             Withheld
           Paul J. Raffin            31,212,196         1,017,431
           Julie L. Reinganum        31,108,074         1,121,553
           Bruce R. Smith            31,182,708         1,046,919

      (ii) Ratify PricewaterhouseCoopers LLP as independent auditors:

           For                        Against            Abstain
           31,769,459                  389,796           70,373

Item 6.  Exhibits and Reports on Form 8-K

(a)   The Exhibits filed as a part of this report are listed below.

Exhibit No.                                   Description

   10 (a)                               Restricted Stock Agreement with
                                        Executive Officer

   10 (b)                               Employment Agreement with Executive
                                        Officer

    31(a) Certification by Chief Executive Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

    31(b) Certification by Chief Financial Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

    32 Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On May 20, 2004, the Company filed a Form 8-K reporting the results of its earnings for the first fiscal quarter ended May 1, 2004.

     On May 24, 2004, the Company filed a Form 8-K related to FD disclosure regarding its Internet business relationship.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE BOMBAY COMPANY, INC.
                                        (Registrant)



                                         /S/ JAMES D. CARREKER
   Date: September 8, 2004              James D. Carreker
                                        Chairman of the Board and
                                        Chief Executive Officer





                                         /S/ ELAINE D. CROWLEY
   Date: September 8, 2004              Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer