Form 10-Q
period 2004-10-30
BOMBAY COMPANY INC
filed 2004-12-10
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 2004

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


(Former name,former addressand former fiscal year,if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class               Number of shares outstanding at November 27, 2004
Common stock, $1 par value                       35,859,709

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                          Quarter Ended October 30, 2004



                                TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION

Item
Page No.

1.Financial Statements ..........................................      3-10

2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..........................      11-18

3.Quantitative and Qualitative Disclosures About Market Risk ....       19

4.Controls and Procedures .......................................       19



                           PART II - OTHER INFORMATION



6.Exhibits ......................................................       20

 Signatures......................................................       21

                                      THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                   October 30,     November 1,     October 30,      November 1,
                                                      2004            2003            2004             2003
Net revenue.........................                 $126,669        $135,361        $372,729       $384,871

Costs and expenses:
  Costs of sales, buying and
     store occupancy costs..........                   94,856          96,146         283,556        276,908
  Selling, general and administrative expenses         41,805          39,087         118,674        111,344
   Operating income (loss)...........                  (9,992)            128        (29,501)        (3,381)

Other income (expense):
  Interest income....................                      14              --              45            145
  Interest expense...................                    (332)           (374)           (328)         (383)

Loss before income taxes............                  (10,310)           (246)        (29,784)       (3,619)
Benefit for income taxes............                   (3,024)            (98)        (10,424)       (1,430)

          Net loss..................                 $ (7,286)       $   (148)       $(19,360)     $ (2,189)

Basic and diluted loss per share                        $(.20)          $(.00)          $(.54)        $(.06)

Average common shares outstanding...                    35,834          35,130         35,644         34,436













The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                             October 30,             January 31,                 November 1,
                                                                2004                    2004                         2003
ASSETS
Current assets:
      Cash and cash equivalents.............                   $ 15,053                 $ 25,619                $ 10,006
      Inventories...........................                    171,744                  138,908                 189,757
      Other current assets..................                     30,798                   26,012                  29,130
            Total current assets............                    217,595                  190,539                 228,893

Property and equipment, net.................                      82,489                   68,107                  62,863
Goodwill, less amortization.................                         423                      423                     423
Other assets................................                      10,452                    5,864                  10,916
            Total assets....................                    $310,959                 $264,933                $303,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank borrowings.......................                   $ 51,490             $         --                $ 55,150
      Accounts payable and accrued expenses.                     45,063                   35,348                  43,531
      Income taxes payable..................                         --                    1,103                      --
      Accrued payroll and bonuses...........                      2,660                    8,019                   5,896
      Gift certificates redeemable..........                      6,507                    7,129                   5,403
      Accrued insurance.....................                      4,150                    3,730                   4,116
            Total current liabilities.......                    109,870                   55,329                 114,096

Accrued rent and other liabilities..........                     26,177                   18,217                  13,406
Stockholders' equity:
      Preferred stock, $1 par value,
            1,000,000 shares authorized.......                      --                       --                      --
      Common stock, $1 par value, 50,000,000
            shares authorized, 38,149,646 shares                 38,150                   38,150                  38,150
      issued..................................
      Additional paid-in capital..............                   79,835                   79,210                  75,837
      Retained earnings.......................                   66,952                   86,312                  74,172
      Accumulated other comprehensive income                      1,182                      122                     229
      Common shares in treasury, at cost,
   2,293,300;
           2,816,772 and 2,879,341 shares,                      (9,404)                 (11,555)                (11,819)
      respectively............................
      Deferred compensation...................                  (1,803)                    (852)                   (976)
            Total stockholders' equity........                  174,912                  191,387                 175,593
Total liabilities and stockholders' equity                     $310,959                 $264,933                $303,095

The accompanying notes are an integral part of these consolidated financial statements.

                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                                       (Dollars in thousands)
                                                            (Unaudited)
                                                                                       Nine Months Ended
                                                                               October 30,      November 1,
                                                                                  2004             2003
Cash flows from operating activities:
   Net loss..........................................                           $(19,360)         $ (2,189)
   Adjustments to reconcile net loss
      to net cash from operating activities:
         Depreciation and amortization...............                              12,442            12,822
         Employee stock-based compensation expense...                                 724               204
         Deferred taxes and other....................                              (7,746)              220
   Change in assets and liabilities:
      Increase in inventories........................                             (31,331)          (84,980)
      Increase in other current assets...............                              (2,610)           (7,245)
      Increase (decrease) in current liablities......                               3,467            (2,817)
      Increase in noncurrent assets..................                                 (66)              (55)
      Increase in noncurrent liabilities                                              428                39
   Net cash used in operating activities.............                             (44,052)          (84,001)

Cash flows from investing activities:
      Purchases of property equipment................                             (26,815)          (31,018)
      Landlord construction allowances...............                                8,540            7,383
      Proceeds from sales of property and equipment..                                    9              151
   Net cash used in investing activities.............                              (18,266)         (23,484)

Cash flows from financing activities:
       Net bank borrowings...........................                              51,490             55,150
       Purchases of treasury stock...................                                  --               (83)
       Sale of stock to employee benefit plans.......                                 247                163
       Proceeds from the exercise of employee stock options                           610              6,155
   Net cash provided by financing activities.........                              52,347             61,385
Effect of exchange rate change on cash...............                                (595)              (502)
Net decrease in cash and cash equivalents............                             (10,566)           (46,602)
Cash and cash equivalents at beginning of period.....                               25,619             56,608
Cash and cash equivalents at end of period...........                             $ 15,053           $ 10,006
Supplemental disclosure of cash flow information:
     Interest paid...................................                             $    269            $   276
     Income taxes paid...............................                                2,172              5,531
     Non-cash financing activities:
        Distributions of deferred director fees......                                   --                179
        Issuance of restricted stock.................                                1,675              1,035

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)



(1)    Basis of Presentation

  In the opinion of the Company, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay"), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 30, 2004 and November 1, 2003, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended in accordance with the rules of the Securities and Exchange Commission. The results of operations for the three and nine month periods ended October 30, 2004 and November 1, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2003 Annual Report on Form 10-K/A.


(2)    Stock-Based Compensation

  The Company accounts for its stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense related to grants of stock options has been recognized, as all options granted under the plans had an exercise price not less than the market price of the Company's common stock on the date of grant. Compensation expense related to grants of restricted stock is based upon the quoted market price of the Company's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation (in thousands, except per share amounts):

                                         Three Months Ended         Nine Months Ended
                                      October 30,   November 1,   October 30,    November 1,
                                          2004        2003           2004           2003
Net loss, as reported ....                $(7,286)     $(148)      $(19,360)   $(2,189)
Stock-based compensation expense
  determined under FAS 123, net of tax       (628)      (320)        (1,512)      (868)
Net loss, pro forma............           $(7,914)     $(468)      $(20,872)   $(3,057)

Basic and diluted loss
   per share, as reported......             $(.20)     $(.00)         $(.54)     $(.06)
Basic and diluted loss
   per share, pro forma........             $(.22)     $(.00)         $(.59)     $(.09)

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

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


(3)    Deferred Tax Assets

  During the nine months ended October 30, 2004, the Company had a pretax loss of $29.8 million, for which it recorded tax assets associated with the tax net operating losses. The Company recorded a receivable related to the portion of the tax net operating loss which can be carried back , subject to certain limitations. The Company expects the receivable to be fully realizable. The remaining benefit was recorded as a deferred tax asset.

  At October 30, 2004, the Company has net deferred tax assets of $11.6 million, representing the difference between the timing of deductions taken for financial statement and tax purposes as well as the net operating loss carryforwards generated in the current period. The future realization of these deferred tax assets is dependent upon the Company's ability to generate taxable income during the periods in which these items become deductible and prior to the expiration of tax operating loss carryforwards. The Company has evaluated the recoverability of these assets based upon historical results and projections of future taxable income. Based upon this analysis, the Company believes that it is more likely than not that it will be able to generate adequate future taxable income to realize the benefit of these assets. Accordingly, no valuation allowance has been established during this period. The Company will continue to evaluate the deferred tax assets for recoverability. If future conditions indicate that the benefit of the deferred tax assets will not be fully realized, a valuation allowance will be recorded to reduce the assets to their estimated realizable value.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(4)    Comprehensive Income/Loss

  Comprehensive loss for the three and nine months ended October 30, 2004 and November 1, 2003 was as follows (in thousands):

                                         Three Months Ended          Nine Months Ended
                                       October 30,   November 1,   October 30,   November 1,
                                          2004          2003           2004          2003
Net loss.........................      $(7,286)     $(148)         $(19,360)      $(2,189)
Foreign currency translation
   adjustments...................         1,040        776            1,060          1,623
Comprehensive income (loss)......      $(6,246)     $  628         $(18,300)     $   (566)



Loss per Share

  Basic loss per share is based upon the weighted average number of shares outstanding. Diluted loss per share is based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  The   c omputation   for   basic    and  diluted   loss    per  share  is  as
follows (in thousands, except per share amounts):

                                                        Three Months Ended               Nine Months Ended

                                                      October 30,    November 1,    October 30,    November 1,
                                                       2004             2003           2004           2003
Numerator:
  Net loss.........................                   $(7,286)         $ (148)        $(19,360)        $(2,189)
Denominator for basic and diluted
loss per share:
Average common shares outstanding..                     35,834          35,130           35,644          34,436

Basic and diluted loss per share...                   $  (.20)         $  (.00)        $   (.54)       $   (.06)


                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (cont'd)


  During the three and nine month periods ended October 30, 2004 and November 1, 2003, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended, which are excluded from the computation of
diluted  loss   per   share  because  their  inclusion  would  be
antidilutive (in thousands):

                                        October 30,    November 1,
                                            2004           2003
Stock options..................             3,424       2,768
Deferred director compensation.                43          10
   Total potentially dilutive securities    3,467       2,778


(6)    Credit Facility and Debt

   Effective September 29, 2004, the Company entered into a new secured credit facility, with an aggregate commitment of up to $125 million, pursuant to a credit agreement with Wells Fargo Retail Finance, LLC, as Arranger and Administrative Agent. The facility replaced the Company's previous $75 million facility, all indebtedness under which was repaid coincident with the closing of the new facility. The new credit facility is comprised of separate lines of credit in the United States and in Canada, with separate availability bases. The United States and Canadian lines are secured by inventory, receivables and certain other assets of the Company and its United States subsidiaries. The Canadian line is also secured by certain assets of the Company's Canadian subsidiary, which can borrow up to US$18 million under the line in certain circumstances. Aggregate borrowings under the United States and Canadian lines cannot exceed $125 million, except as noted below.

   The new facility may be used for working capital, inventory financing, and letter of credit needs. Borrowings under the facility may be made, at the Company's option and, subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at the Company's option, at either the prime lending rate of Wells Fargo Bank, National Association, or the LIBOR rate plus a margin of 1.00% to 1.75%, with such margin depending on the amount by which the average available commitment exceeds usage under the line. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. The aggregate commitment under the facility can be increased to $175 million prior to September 15, 2007, at the request of the Company. Subsequent to the closing date of the agreement, the agent syndicated a portion of the facility to a group of banks. The facility expires September 15, 2009.

  At   October   30,   2004,  total    availability    under   the    facility
was  $102,488,000.   Borrowings  of $51,490,000 and letters of credit  totaling
$14,028,000,   primarily   to   support  inventory purchases, were outstanding,
and $36,970,000 was available for additional borrowings or letters of credit.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(7)    Subsequent Event - Divestiture of Bailey Street Trading Company

   On November 17, 2004, the Board of Directors of the Company approved the divestiture of its Bailey Street Trading Company wholesale operations. This action was taken to allow management to focus on improving the performance of the core businesses as  well as to free up capital to support the
continued  expansion  of  those  businesses.   The  Company
intends to pursue various options with respect to the method of disposition and expects to complete the transaction by the end of the fiscal year.

   As a result of the decision, the Company expects to take a non-cash charge of approximately $2 to $3 million primarily in connection with vacating its 199,000 square foot leased distribution center in Gilbertsville, PA. Other charges in connection with the divesture are not expected to be material.


(8)    New Accounting Pronouncements

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

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's
actual   results,  performance  or  achievements  to  be  materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs and their impact on the operations of the business; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including provisional duties on bedroom furniture imports from China including the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential travel or import/export restrictions due to communicable diseases; regional weather conditions; hiring and retention of adequate and qualified personnel and other risks and uncertainties contained in the Company's 2003 Annual Report on Form 10-K/A and other SEC filings as they occur.


General

   The Company designs, sources and markets a unique line of fashionable home accessories, wall d{e'}cor and furniture through 493 retail locations in 42 states in the United States and nine Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms "our", "we", "us" and "Bombay" refer to The Bombay Company, Inc. including its subsidiaries.

  In addition to our primary retail Bombay operations, during 2001 we expanded our product offering to include BombayKIDS, a line of children's furniture, textile and accessories, which is currently being offered in 47 BombayKIDS store locations as well as through catalog and Internet channels.
Bombay also has international licensing agreements under which a total of 15 licensed international stores are operating in the Middle East and the
Caribbean.    The   Company's  Board  of  Directors  recently  approved  the
divestiture of our wholesale operation, Bailey Street Trading Company ("Bailey Street"), which markets a limited number of furniture and accessory stock keeping units under a separate brand to specialty gift stores, furniture stores, department stores, catalogers and mass merchants.

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

  Cost of sales includes all costs associated with the purchase of product including, but not limited to, vendor cost, inbound transportation costs, duties, commission, inspections, quality control, warehousing and outbound transportation costs. Buying costs include costs associated with our buying department, consisting primarily of salaries, travel, product development and product sample costs. Store occupancy costs include costs such as rent, real estate taxes, common area maintenance charges, utilities and depreciation and amortization of leasehold improvements and other fixed assets relating to our retail locations.


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

      DRIVE SAME STORE SALES AT A COMPETITIVE RATE - We have now annualized a rolling 12 months of same store sales increases averaging 20% with a 10% decline, while increasing our core Bombay store count by 4%. We estimate that our sector of home furnishing and accessories category has grown at a low single-digit rate in total. The
      modest   sector   growth   coupled with a number of other  internal  and
      external factors have resulted in a disappointing performance. During the first half of the year, a lack of newness and flow in our merchandise assortment were major factors in the disappointing same store sales results.

      In  addition  to  internal  issues,  there have been a number of external
      factors  that  we  believe have impacted  performance  to  date.   The
      imposition of anti-dumping tariffs on bedroom furniture from China, which is still being challenged through appropriate governmental channels, has impacted the Company both from a financial and an operational standpoint.
      Delays    in   production   from    new,
      alternative   Vietnamese   manufacturing  sources   have   adversely
      affected  our  stock  levels.   Longer    transit    times    from
      Vietnam, along  with delays through West  Coast  ports  of  entry   and
      related domestic transportation issues, have exacerbated the issue. We believe that the middle income household spending remains very value driven and the uncertainty surrounding the Presidential election created distraction for customers and adversely impacted this fall's sales results.


     SUCCESSFULLY CONTINUE THE MIGRATION OF OUR STORES FROM  MALL  TO OFF-
     MALL LOCATIONS - We continue to pursue this strategy as our leases expire, and expect the move to off-mall locations to positively impact our store occupancy costs. Key to our success is the ability to transfer sales from stores that we close in a mall location to the new off-mall location. Through the end of the third quarter, 27 of the 36 locations that we have moved have been able to maintain or exceed their sales volume during the first year of operations. We believe that sales from newly relocated stores have been affected by the same factors that impacted the rest of the chain, including a weakness in demand and issues relating to our merchandise assortment. Through the end of the third quarter, in the aggregate, on a four-wall basis, the contribution to overhead of the Company's 123 core off-mall locations was 90% of the total dollar contribution made by its 273 mall-based locations. We continue to be encouraged by the results and believe that it validates our overall strategy.

     GROW STORE COUNT - Our strategy has been to focus  on  opening stores in our top 25 markets, thereby increasing market density and allowing us to create operating efficiencies, particularly in the areas of advertising, logistics and field supervision. We continue to closely monitor the impact of new stores on same store sales as we assess market density opportunities and identify new store locations. This information will be key to helping define our future real estate strategy. Currently, 62% of our stores are concentrated in our top 25 markets. During the first three quarters, we opened 47 stores, including 12 BombayKIDS stores,
     and  closed  25  stores   which  had  expiring  leases    or  were
     underperforming. During the remainder of the year, we expect to open approximately 16 stores, including three BombayKIDS stores, and to close nine stores, ending the year with approximately 500 stores.

     While we continue to be committed to our goal of migrating from mall to off-mall, the Company recently announced that we would slow our net, new core Bombay store openings until we can achieve competitive same store sales increases.  Previously, we indicated that our plan was to increase Bombay core store count by approximately 5% annually. For Fiscal 2004, we expect the core store count to grow by almost 4%. For Fiscal 2005, we plan to hold our Bombay core store count virtually flat with Fiscal 2004. Slowing store growth will allow us to focus on execution of our core Bombay operations and improve profitability.

     DEVELOP   BOMBAYKIDS   -   We  continue   to   be   optimistic
     regarding  our  BombayKIDS  stores   and  the  opportunities  that  it
     represents. This concept allows us to leverage the Bombay brand and reach a new, younger customer. Particularly encouraging is the impact that our BombayKIDS stores have on the adjacent Bombay stores, which have performed at a higher sales level due to the synergies created and the introduction of a new customer to the Bombay brand. BombayKIDS stores currently total 47 and we plan to have approximately 50 open by the end of the fiscal year. For Fiscal 2005, the Company expects to continue to evaluate the pace of BombayKIDS growth.

     BUILD   THE   PROPER   INFRASTRUCTURE  TO  SUPPORT  FUTURE  GROWTH  -
     Significant investments in infrastructure have been made in Fiscal 2004, including the addition of a distribution center near Allentown, Pennsylvania, rollout of our new point-of-sale system with broadband communications to our Canadian store locations, and acquisition of key leadership, including a General Merchandise Manager and Vice President of Financial Planning and Analysis. Although the costs of these and other investments have been difficult to leverage with the recent revenue declines, we continue to believe that they are critical to our future profitability and growth.

     GENERATE  PROFIT  MARGIN EXPANSION - Our ability to execute the first five critical success factors should lead us to better profit flow through. While our progress to date has been disappointing, we believe that the opportunity exists for us, in the long-term, to improve our operating results to approach those of industry leaders in our sector. We believe that there are significant opportunities for Bombay to increase profit margins through improvements in gross margins and leveraging overhead expense and aggressive control of our corporate spending, in addition to the improvement that comes from sales growth and pursing the off-mall strategy as discussed above.

  Given the results thus far for the year, we have identified a number of undertakings for the fourth quarter. We need to reconnect with the customer and, to that end, have increased the planned marketing expenditures for the fourth quarter. We plan to enter Fiscal 2005 with the proper inventory levels and a desirable inventory mix to support our new spring merchandise
assortment.    We   plan   to   aggressively   and   selectively   clear
merchandise    while    maintaining   our    long-term    pricing
integrity. We will make structural changes that are necessary to simplify the business and provide proper capitalization. To that end, a number of steps have been or will be taken including:

   expanding our credit facility used for working capital needs; reducing planned capital expenditures for Fiscal 2005, focusing on store migration and growth of the BombayKIDS concept;
   exiting the Company's wholesale operations, Bailey Street Trading
      Company, to provide capital to support core store migration and BombayKIDS growth;
   controlling corporate expenses ; and ,
   improving the assortment and flow of our merchandise.

  We believe that these actions are critical to our turnaround and to ensuring that we meet our long-term objectives.


Results of Operations

Quarters Ended October 30, 2004 and November 1, 2003

  Net revenue for the quarter ended October 30, 2004 declined 6% to $126.7 million compared to $135.4 million for the quarter ended November 1, 2003. Same store sales declined 18% for the quarter as we anniversaried same store sales gains of 13% in the third quarter of the prior year. The softness occurred across all merchandise categories and was similar on a regional basis. Same store sales declines in the current period were partially offset by sales from new stores, net of closings, and growth from the Internet and International operations. Sales attributable to stores opened less than 12 months  totaled $21.8 million for the quarter, which more than offset the $11.3 million in sales during the same quarter of the prior year relating to stores that were closed within that past 12 months. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 10% of sales for the quarter compared to 9% last year.

  The following table outlines the sales mix by product category for the quarters ended October 30, 2004 and November 1, 2003:

                                 Three Months Ended
                              October 30,          November 1,
                                  2004                 2003
Sales mix:
   Large furniture.......          36%                 34%
   Occasional furniture..          21                  19
   Wall d{e'}cor.........          12                  13
   Accessories}..........          31                  34
                                  100%                100%



  Growth in BombayKIDS helped drive the increased penetration of large furniture sales during the quarter. The average ticket declined 3% to
$86 in the third quarter compared to $89 last year, while the number of total transactions decreased just over 3%. On a geographical basis, all regions of the United States reported same store sales declines in the high double-digit range, compared to last year's strong same store sales increases in the high single to mid double-digit range. Canada's same store sales performance was slightly stronger, in the mid single-digit declines.

      Cost of sales, including buying and occupancy costs, was $94.9 million for the third fiscal quarter compared to $96.1 million for the same period last year. As a percentage of revenue, cost of sales increased to 74.9% for the quarter compared to 71.0% for the prior year period due primarily to the negative impact of the increase in fixed costs while experiencing a decline in same store sales. Buying and occupancy costs were 330 basis points higher than last year, at 21.8% of revenue, compared to 18.5% in the third quarter of Fiscal 2003. Store occupancy costs increased 10% over the prior year comparable quarter while retail square footage increased 14% since November 1, 2003. Buying costs increased 20 basis points, and product margins declined 50 basis points primarily due to the loss of leverage on fixed logistics costs.

   Selling, general and administrative expenses were $41.8 million, or 33.0% of revenue, compared to $39.1 million, or 28.9% of revenue, for the comparable period of the prior year. Store four-wall costs increased $.5 million due to a $.6 million increase in store payroll and payroll related cost due to the 10% growth in the number of stores, and $.2 million increase in telecommunication costs, primarily related to the costs of the broadband network installed in the U.S. stores last fall and in Canadian stores during the third quarter. These costs were offset by declines in volume related expenses including credit card expenses and supplies. As a percentage of revenue, store four-wall costs increased 140 basis points as same store sales declines resulted in deleveraging fixed costs at the store level. Direct-to-
customer  expenses  increased  by  $.3  million   due   to  higher  Internet
hosting  costs  under the Company's new hosting agreement.   Marketing  and
visual merchandising costs increased $.8 million, or 110 basis points, principally as a result of the decision to shift a catalog from the November time period to mid October in order to drive earlier sales of gifts for the holiday. Corporate general and administrative expenses increased $1.0 million, or 130 basis points, due to a $.7 million increase in insurance costs, driven primarily by higher medical insurance costs, and a $.4 million increase in payroll costs, due in part to costs resulting from infrastructure requirements
relating   to   Sarbanes-Oxley   compliance   efforts.
Additionally, foreign exchange gains relating to  our  Canadian operations were

$.2 million less than the same quarter last year. These increases were partially offset by a $.2 million reduction in bonuses because no provision was made during the current quarter for incentive bonuses to corporate executives, and a $.2 million reduction in depreciation and amortization expense related to corporate systems.

  For the quarter ended October 30, 2004, interest income was $14,000 and interest expense was $332,000, compared to expense only of $374,000 in the third quarter of Fiscal 2003. Improvement is a result of higher average cash balances during the quarter coupled with lower seasonal borrowings, which also began later than in the previous year. These changes in cash and borrowings are related to lower inventory levels as compared to the prior year.


Nine Months Ended October 30, 2004 and November 1, 2003

  Net revenue was $372.7 million for the nine months ended October 30, 2004 compared to $384.9 million for the nine months ended November 1, 2003, a decrease of 3%. Same store sales declined 15% for the year-to-date as we anniversaried same store sales gains of 21% in the first three quarters of the prior year. Sales declines were largely the result of a lack of freshness in merchandise mix due to decisions made in the fall of Fiscal 2003 that led to excess inventory on hand as of the end of Fiscal 2003. Same store sales declines in the current period were partially offset by sales from new stores, net of closings, Internet growth and to a lesser extent, growth from Bailey Street and International. Stores opened for less than 12 months generated sales of $64.8 million through the third quarter, offsetting
$33.1 million in sales during the prior  year-to-date period from stores closed
during  the  past  12 months.   Revenues  from  non-store  activity,
including Internet, mail order, International and Bailey Street, accounted for 10% of sales for the year-to-date period compared to 9% last year.

  The following table outlines the sales mix by product category for the nine month periods ended October 30, 2004 and November 1, 2003:

                                            Nine Months Ended
                                         October 30,   November 1,
                                            2004          2003
Sales mix:
   Large furniture.......                   37%           33%
   Occasional furniture..                   20            21
   Wall d{e'}cor.........                   12            13
   Accessories...........                   31            33
                                           100%          100%











  Growth in BombayKIDS helped drive the increased penetration of large furniture during the period. The average ticket declined 5% to $85 from $89 in the prior year, while the number of total transactions increased almost 2%. On a geographical basis, all regions of the United States reported same store sales declines within a relatively tight range in the mid double-digits, compared to last year's strong double-digit same store sales increases.
Canada's   same   store   sales   performance   was   slightly    better
with mid single-digit same store sales declines.

   Cost of sales, including buying and occupancy costs, was $283.6 million, or 76.1% of revenue, for the nine months compared to $276.9 million, or 71.9%, for the same period last year. The higher costs as a percentage of revenue were due primarily to the negative impact of the increase in fixed costs in conjunction with same store sales declines. Buying and occupancy costs were 310 basis points higher than last year, at 22.1% of revenue, compared to 19.0% in the first nine months of Fiscal 2003. Store occupancy costs increased 12% while retail square footage increased 14% due to new store openings in larger,
off-mall   locations.    Buying   costs   increased    30   basis
points and product margins declined 100 basis points for the year-to-date due primarily to higher logistics costs measured against a lower sales volume.

  Selling, general and administrative expenses increased $7.3 million to $118.7 million compared to $111.3 million for the comparable period of the prior year. As a percentage of revenue, selling, general and administrative expenses were 31.8% for the nine months ended October 30, 2004 and 28.9% for the nine months ended November 1, 2003. Store four-wall costs increased $3.8 million related primarily to a $2.6 million increase in store payroll, resulting from the 10% increase in store count, and a $1.2 million increase in telecommunication costs, primarily related to the costs of the broadband network installed last fall in U.S. stores and this fall in the Canadian stores. As a percentage of revenue, store four-wall costs increased 150 basis points as same store sales declines resulted in deleveraging fixed costs at the store level. Direct-to-customer SG&A expenses increased $.8 million. The primary contributors to the increase were higher payroll costs, resulting from growth in the business, as well as higher hosting costs caused by the termination of one agreement and entering into a new hosting agreement, which is based upon a percentage of Internet volume. Marketing and visual merchandising costs increased $1.9 million, or 70 basis points, primarily as a result of an increase in the number of markets receiving the monthly Sunday newspaper inserts for both the Bombay and BombayKIDS operations during the first half of the year as well as a shift in timing of a catalog
compared with   last  year  from  the fourth into the third quarter.
Corporate general and administrative expenses increased $.8 million, or 50 basis points. Insurance and taxes were $2.4 million higher, principally related to higher self-insured medical costs. Payroll costs increased $1.1 million as a result of additional infrastructure investments and severance costs associated with vice president level changes made to reflect the current needs of the business. Additionally, foreign exchange gains related to the Canadian operations were $.4 million less than the same period last year. These increases were partially offset by a decline in depreciation and amortization resulting primarily from accelerated amortization taken in Fiscal 2003 associated with the retirement of the old point-of-sale system and the lack of accrual for performance-based incentive compensation for senior management.

  For  the year-to-date period,  interest  income  was  $45,000  and interest expense was $328,000, compared to income of $145,000 and expense of $383,000 through the third quarter of Fiscal 2003. The decrease in interest income is the result of lower average cash balances in the current year, particularly in the first quarter, related to higher average inventory levels in the earlier part of the period. Lower expense is a result of beginning seasonal borrowings later in the current period than during last year, as a result of lowering inventory levels and later timing of seasonal inventory build-up in the current year.


Liquidity and Capital Resources

  The primary sources of liquidity and capital resources are cash flows from operations and a line of credit. Effective September 29, 2004, the Company entered into a new secured credit facility, with an aggregate commitment of up to $125 million, pursuant to a credit agreement with Wells Fargo Retail Finance, LLC, as Arranger and Administrative Agent. The facility replaced the Company's previous $75 million facility, all indebtedness under which was repaid coincident with the closing of the new facility. The new credit facility is comprised of separate lines of credit in the United States and in Canada, with separate availability bases. The United States and Canadian lines are secured by inventory, receivables and certain other assets of the Company and its United States subsidiaries. The Canadian line is also secured by certain assets of the Company's Canadian subsidiary, which can borrow up to US$18 million under the line in certain circumstances. Aggregate borrowings under the United States and Canadian lines cannot exceed $125 million except as noted below.

   The new facility may be used for working capital, inventory financing and letter of credit needs. Borrowings under the facility may be made, at the Company's option and subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at the Company's option, at either the prime lending rate of Wells Fargo Bank, National Association, or the LIBOR rate plus a margin of 1.00% to 1.75%, with such margin depending on the amount by which the average available commitment exceeds usage under the line. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement, and with seasonal and reserve adjustments. The aggregate commitment under the facility can be increased to $175 million prior to September 15, 2007, at the request of the Company. Subsequent to the closing date of the agreement, the agent syndicated a portion of the facility to a group of banks. The facility expires September 15, 2009.

  At October 30, 2004, total availability under the bank facility was $102,488,000. Borrowings of $51,490,000 and letters of credit totaling $14,028,000, primarily to support inventory purchases, were outstanding, and $36,970,000 was available for additional borrowings or letters of credit.

  Our long-term strategy is to utilize our credit facility to finance seasonal borrowings and utilize cash flow from operations and our balance sheet to finance our capital programs.

  At October 30, 2004, inventory levels were $171.7 million compared to $189.8 million at November 1, 2003. On a per store basis, inventory declined 18% to $348,000 from $423,000 at November 1, 2003. Inventory levels last year were higher than required as a result of our focus on being in-stock for the duration of each promotional event, and supporting forecasted double-digit same store sales increases. The decrease in inventory level on a per store basis this year is consistent with our plans to improve inventory turns from 2.2 times in Fiscal 2003 to 2.4 times during Fiscal 2004, and with more conservative sales forecasts in the current year.

  During the first nine months of Fiscal 2004, we opened 35 large format Bombay stores and 12 BombayKIDS stores. Twenty-five stores were closed during the period. As of the end of the third quarter, we had 378 large format stores, 21 regular stores, 47 outlets and 47 BombayKIDS stores for a total of 493 stores. During the remainder of Fiscal 2004, we plan to open approximately 16 stores, including three BombayKIDS locations, and to close nine stores.

  Our capital expenditures plan, net of landlord construction allowances, for Fiscal 2004 is expected to total approximately $30 million for the year and includes the cost of opening new stores, migrating stores from mall to off-mall, expanding our distribution facilities in the northeast and rolling out our new point-of-sales system and broadband communications to our Canadian operations. We believe that our current cash position, cash flow from operations and the new credit facility will be sufficient to fund our operations and capital expenditure programs during the current year.

  Going forward, in light of the performance to date, the Company has executed or plans to execute structural changes to ensure that it has adequate capital resources to fulfill its future plans. In addition to obtaining the new credit facility, the Company has recently announced its intention to exit its wholesale operations, Bailey Street, either through sale or liquidation, in order to generate capital to support its continued migration of stores from mall to off-mall and to expand its BombayKIDS concept. Plans are to reduce capital expenditures for Fiscal 2005 from the $30 to $35 million previously
anticipated  to  approximately  $20  to  >$25   million,   subject  to
continuing evaluation based upon operating performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As of October 30, 2004, the Company does not have any market risk sensitive instruments.


Item 4.  Controls and Procedures


  Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission. In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the Company previously identified the need for certain enhancements with respect to its internal control over financial reporting. Specifically, the Company believed it needed to enhance segregation of duties within its information technology systems and further restrict system access. During the third quarter, the Company satisfactorily remediated these issues. These matters have been discussed with the Company's independent accountants, with the Audit and Finance Committee and with the Board of Directors of the Company.

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


                                        THE BOMBAY COMPANY, INC.
                                        (Registrant)




                                        /S/ JAMES D. CARREKER
   Date:  December 9, 2004              James D. Carreker
                                        Chairman of the Board and
                                        Chief Executive Officer






                                        /S/ ELAINE D. CROWLEY
   Date:  December 9, 2004              Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer



                                      21
<PAGE/>