Form 10-K
period 2005-01-29
BOMBAY COMPANY INC
filed 2005-04-29
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
   For the fiscal year ended January 29, 2005

                                      OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from _______________ to ___________________

   Commission file number 1-7288

                           THE BOMBAY COMPANY, INC.
            (Exact name of registrant as specified in its charter)



          A Delaware Corporation                                   75-1475223
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                         Identification Number)

          550 Bailey Avenue
          Fort Worth, Texas                                         76107
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

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant based on the closing price of the stock on July 31, 2004 was approximately $207,587,787.

Shares outstanding at April 2, 2005:  Common Stock, $1 Par Value: 35,930,783

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting to be held June 9, 2005 (as expressly incorporated by reference in Parts II and III).

                                   FORM 10-K
                                    PART I
ITEM 1. BUSINESS.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless, transitional and classic in its styling through a network of retail locations throughout the United States and Canada, through specialty catalogs, the Internet and international licensing arrangements. We also have a small wholesale operation that distributes a separate line of occasional furniture. Throughout this report, the terms "our," "we," "us", "Bombay" and "Company" refer to The Bombay Company, Inc., including its subsidiaries.

The Company has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. The periods ended January 29, 2005 ("Fiscal 2004"), January 31, 2004 ("Fiscal 2003") and February 1, 2003 ("Fiscal 2002") reflect 52 weeks.

Bombay's unique position in the market place is a result of our core competencies in design, sourcing and importing. We are a global importer, sourcing product from approximately 20 countries worldwide. Over 90% of the product has been designed or styled to Bombay's specifications.

Bombay has three distinct retail concepts leveraging the Bombay brand: Bombay, BombayKIDS and Bombay Outlet. Bombay stores feature timeless and classically styled home furnishings including accessories, wall decor and furniture focusing on the bedroom, the home office, the dining room and the living room. We entered the children's furnishings business in 2001 with the introduction of BombayKIDS, which features a line of children's furniture, textiles and accessories for children's bedrooms and bathrooms. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay and BombayKIDS product as well as merchandise produced for our wholesale operation.

In addition to our primary retail operations, Bombay has other operating enterprises which contributed incrementally to profitability but which were not significant to our operations in Fiscal 2004. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations, including BombayKIDS, outlets, Internet and catalog.

 (b) Financial Information About Segments

Bombay operates primarily in one business segment as a multi-channel retailer selling decorative home furnishings, furniture and related items.

(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates stores located in regional shopping malls, certain secondary malls, open-air lifestyle centers, high-end strip centers and selected urban and suburban locations. As of January 29, 2005, there were 446 stores in 42 states in the United States and 56 stores in nine Canadian provinces. We also market our products through our mail order operations in the United States and Canada and over the Internet at www.bombaycompany.com, www.bombaykids.com, www.bombayoutlet.com and www.bombay.ca.

We offer a diverse selection of products consisting of approximately 6,500 stock keeping units ("SKUs") of which over 90% of the product has been designed or styled to our specifications. Bombay's proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. We regularly update our merchandise assortment by introducing new products while discontinuing others. Our product offerings have a fashion component, primarily in the accessory and wall decor areas, which are introduced seasonally. Other products with longer lives are discontinued as they approach the end of their life cycles. Approximately 3,500 and 2,600 new SKUs were introduced in Fiscal 2004 and Fiscal 2003, respectively. Typically, new product introductions have been concentrated during our spring, fall and Christmas selling periods. The principal categories of merchandise include the following:

     Furniture - We sell  two  broad categories of furniture as described
     below.   Our furniture is manufactured  by  third  party  vendors  located principally in China, Vietnam, Malaysia, Taiwan, India and Indonesia.

           Large Furniture - This category includes both wood and metal furniture focusing on the bedroom, home office, dining room and living room. Many of the larger items are displayed in store and stocked in our distribution centers and are available for store delivery typically within ten days. Large furniture represented 29%, 30% and 26% of total sales in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

           Occasional Furniture - This category includes wood and metal hall tables, end and coffee tables, plant stands and other small accent tables, stands and curios that are ready-to-assemble, take home products. Occasional furniture represented 19% of total sales in Fiscal 2004, Fiscal 2003 and Fiscal 2002.

     Accessories - This is the broadest  category  and  represented  40%,
     39%, and 42% of total sales in Fiscal 2004, Fiscal 2003, and Fiscal 2002. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, crystal, ceramics, frames and desktop items, textiles, florals, candles and holiday items. The items are sourced from over 20 countries in Asia, North America and Europe.

     Wall Decor - This category includes prints, mirrors and wall accessories that represented 12%, 12% and 13% of total sales in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. This merchandise is sourced primarily from the United States and various countries in Asia.

Merchandise is manufactured to Bombay's specifications through a network of third party vendors principally located in Asia and North America. More than 90% of production needs are sourced from foreign countries. We have branch offices in Taiwan, Malaysia, China, Vietnam and India, and utilize agents in various countries to locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

We are not dependent on any particular supplier and have had long standing relationships with many of our vendors. Forty manufacturers in eight countries supply almost 70% of our merchandise requirements. Bombay has no long-term production agreements; however, we generally have agreements with major manufacturers that prohibit the production of our proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. We transact business with our vendors principally in United States currency, and historically have not experienced any material disruptions as a result of any foreign political, economic or social instability.

The product development process takes between three and twelve months, beginning with the original idea and concluding with the final product received at regional distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or reordered, lead times generally vary from two to six months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors, especially in months when manufacturers are producing at, or near, peak capacity to meet seasonal demands. As a result, we strive to maintain an adequate inventory position in our distribution centers to ensure a sufficient supply of products to our customers.

We have regional distribution centers in Fort Worth, Texas; McDonough, Georgia; Breinigsville, Pennsylvania; Gilbertsville, Pennsylvania; Mira Loma, California; Plainfield, Indiana and Mississauga, Ontario. The distribution centers are strategically located to provide the capability to replenish the majority of store inventories within 48 hours of when the order is processed. We use dedicated trucks and less-than-truckload carriers to transport product from our distribution centers to the stores.

Channels of Distribution

RETAIL

Stores and Real Estate

Historically, we have located our stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfied our demographic and financial return criteria. Over the past two years, as many of those leases came up for renewal, we began aggressively pursuing an off-mall strategy for new and relocated stores focusing on open-air lifestyle centers and high-end strip centers (especially those with a concentration of home furnishings retailers). Such locations offer us the opportunity to lower occupancy costs, improve operating efficiencies and provide a more convenient shopping experience for our customer. Our preference is to identify locations where we can operate a combined Bombay and BombayKIDS store, thereby realizing economies that come with a larger location while attracting a new and younger customer to Bombay. As of January 29, 2005, approximately 37% of our stores, excluding outlets, were in off-mall locations.

In selecting store locations, our real estate department conducts extensive analyses of potential store sites. We base our selection on the existing or planned co-tenancy of the center, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting. We seek out the most potentially profitable locations for the opening of new stores regardless of the venue. We are currently targeting 8,500 to 9,000 square foot locations where we can construct a Bombay store of approximately 4,500 square feet with an adjacent BombayKIDS store of approximately 4,000 square feet. Bombay mall stores are slightly smaller in size, currently averaging approximately 3,600 square feet. New Bombay off-mall locations are expected to be in the 4,000 to 5,000 square foot range. In addition to building new stores, we continue to selectively convert our existing regular stores, which average approximately 2,000 square feet, to the larger format. As of January 29, 2005, there were 20 regular stores remaining in the chain.

At January 29, 2005, the store chain included a total of 47 outlet stores. We view the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further leverage our design and sourcing capabilities.

Following is a table summarizing our store activity and composition:

                                             January 29,        January 31,    February 1,
                                                 2005             2004           2003
Number of stores:
    Beginning of year.                            471             422             419
    Opened............                             66              84              28
    Closed............                             35              35              25
    End of year.......                            502             471             422
Store composition:
     Large format.....                            384             365             334
     Regular..........                             20              25              37
     Outlet...........                             47              46              46
     BombayKIDS.......                             51              35               5
Store location:
      Mall............                            272             302             328
      Off-mall........                            183             123              48
      Outlet..........                             47              46              46
Retail square footage (in thousands):
     Large format.....                          1,570           1,459           1,297
     Regular..........                             38              46              68
     Outlet...........                            200             198             193
     BombayKIDS.......                            212             144              20
     Total............                          2,020           1,847           1,578


During Fiscal 2005, we plan to open approximately 45 to 50 new stores, including approximately 12-13 BombayKIDS stores. We plan to close approximately 42 stores, ending the year with approximately 505 to 510 stores. For store count purposes, a combined Bombay and BombayKIDS location represents two stores.

Our average cost of leasehold improvements, furniture, fixtures and machinery for Bombay stores opened in Fiscal 2004, net of landlord construction allowances, was approximately $175,000 per store, or $37 per square foot. In addition, other investments, which consist primarily of inventory in the store location, averaged approximately $90,000 per large format store. The average net cost of a BombayKIDS store is approximately $220,000 but, at $53 per square foot, is higher than a Bombay large format store on a per square foot basis due to higher fixturing costs. Inventory investment averaged $85,000 for a BombayKIDS store. During Fiscal 2004, average inventory physically in store was approximately 43% of the total inventory investment. Our mall-based stores typically achieve store level operating profitability during their first full year of operations and reach maturity in three years. Off-mall stores are typically profitable during their first year of operation. However, based upon our limited experience, it appears that it may take slightly longer for these stores to mature. Further, whether a store was relocated from a local mall or is a new store in a market may also be an influencing factor as to profitability and length of time until maturity.

As of January 29, 2005, 446 stores were operating in 42 states in the United States and 56 stores were operating in nine provinces in Canada as illustrated in the map below.

{The paper version on the Annual Report on Form 10-K contains herein a map of the United States and Canada with states and provinces outlined, labeled with the appropriate number of Bombay stores located in each, as follows:

UNITED STATES:
    AL - 7                           KY - 3                         NY - 22
    AR - 1                           LA - 8                         OH - 17
    AZ - 6                           MA - 11                        OK - 4
    CA - 61                          MD - 13                        OR - 4
    CO - 6                           MI - 9                         PA - 17
    CT - 12                          MN - 4                         RI - 1
    DE - 3                           MO - 6                         SC - 6
    FL - 41                          MS - 2                         TN - 10
    GA - 19                          NC - 12                        TX - 49
    IA - 1                           NE - 1                         UT - 3
    ID - 1                           NH - 3                         VA - 17
    IL - 25                          NJ - 19                        WA - 5
    IN - 7                           NM - 1                         WI - 3
    KS - 2                           NV - 3                         WV - 1


 CANADA:
    AB - 4                           NB - 1                         ON - 31
    BC - 6                           NF - 1                         PQ - 8
    MB - 2                           NS - 2                         SK - 1}

Direct

We offer virtually all our retail SKUs for purchase over the internet through our U.S. websites at www.bombaycompany.com for Bombay, www.bombaykids.com for BombayKIDS and www.bombayoutlet.com for Bombay Outlets. During Fiscal 2003, we launched our Bombay Canada website at www.bombay.ca, which currently sells core product and a limited selection of outlet product. We plan to add a Canadian BombayKIDS site in the future. We continue to pursue online marketing partnerships to broaden our reach to additional customers. Business-to-consumer revenues over the Internet were approximately $21.2 million, $17.1 million and $8.1 million in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. We also maintain websites supporting our wholesale activities.

Bombay has a catalog  business which primarily serves as a marketing vehicle to
drive  customers  into stores  and  to  the  Internet.   Direct  catalog  sales
represent less than 2% of revenues.

WHOLESALE

Bailey Street Trading Company - During Fiscal 2000, we created a wholesale subsidiary, Bailey Street Trading Company ("Bailey Street"). The brand is separate from Bombay and allows us to capitalize on our strengths in product design, sourcing and importing. Current product offerings are focused on occasional furniture, which we distribute to a variety of customers, including independent gift stores, catalogers, department stores, furniture stores and mass merchants through a network of independent regional sales representatives. In November 2004, we announced our intention to exit the Bailey Street operations through sale or liquidation in order to focus on our core business. We are currently in the process of evaluating alternatives and expect to exit Bailey Street during Fiscal 2005.

International - Bombay International, Inc. ("International") is our international licensing and distribution channel. International operations have extended to 15 licensed stores as of the end of Fiscal 2004, operating principally in the Middle East and the Caribbean. International revenues totaled $3.8 million in Fiscal 2004 compared to $3.7 million in Fiscal 2003. During Fiscal 2004, the Company entered into a master licensing agreement with a third party to manage and expand International operations in the Middle East and certain eastern European countries. We plan limited expansion abroad through licensing and distribution agreements in existing markets or with current partners, including the master licensee. During Fiscal 2005, approximately three additional International stores are planned to be opened by our licensees.

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

Competition

The home furnishings and decorative accessories market is highly fragmented and very competitive. We face competition from furniture stores, department stores, mass merchants and other specialty retailers, including national chains and independent retailers. We believe that we compete primarily on the basis of style, selection, quality and value of merchandise.

Employees

We have approximately 5,000 employees, including approximately 3,000 part-time employees, and we are not a party to any union contract. Employee relations are considered to be good based on employee retention and industry trends.

Risks and Uncertainties

All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward-looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs and their impact on the operations of the business; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including duties on bedroom furniture imports from China and the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential travel or import/export restrictions due to communicable diseases; regional weather conditions; hiring and retention of adequate and qualified personnel. The Company undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof as a result of new information, future events or otherwise.

(d) Financial Information About Geographic Areas

Bombay operates in one industry segment, specialty retailing. Greater than 90% of all revenues results from the sale of home furnishings and accessories through retail stores in the United States and Canada. The remaining portion of our revenues results from the sale of home furnishings and accessories through our wholesale operations, direct-to-customer retail operations and related shipping charges. Our wholesale and direct-to-customer operations have been immaterial to our operations and financial results to-date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):

                            Fiscal Year Ended

                  January 29, January 31, February 1,
                     2005       2004       2003
                             (restated)  (restated)
Net revenues:
    United States    $505,499   $526,219   $442,339
    Canada.....        70,588     70,216     51,661
        Total..      $576,087   $596,435   $494,000

Long-lived assets:
    United States     $91,093    $72,356    $49,435
    Canada.....         7,136      6,247      4,253
       Total...       $98,229    $78,603    $53,688


(e) Available Information

We make available free of charge through our website, www.bombaycompany.com, all materials that we file electronically with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Annual Report on Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing or furnishing such materials with the SEC.

Any materials filed by the Company with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information which we file electronically with the SEC.

ITEM 2.  PROPERTIES.

We  own  our  United States headquarters office  complex  of  which  we  occupy approximately 87,000 square feet. We lease stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:

                             Square Feet

      Description         Owned   Leased
Stores:
   Large format...          -   1,570,000
   Regular........          -      38,000
   Outlet.........          -     200,000
   BombayKIDS.....          -     212,000
Distribution centers:
   Breinigsville, PA        -     410,000
   Plainfield, IN.          -     300,000
   McDonough, GA..          -     254,000
   Fort Worth, TX.          -     250,000
   Gilbertsville, PA        -     200,000
   Mira Loma, CA..          -     156,000
   Mississauga, ON, CAN     -     114,000
Offices and storage:
   Mississauga, ON, CAN     -       9,000
   Regional sites.          -       2,000
   Fort Worth, TX.     121,000     35,000
                       121,000  3,750,000


We lease all of our retail locations and distribution centers under non-cancelable operating leases whose initial terms typically have 10-year terms, expiring between 2005 and 2016, and may include options that permit renewal for additional periods. Rents under the store leases are generally based upon minimum rentals plus additional contingent rentals based upon a percentage of the store's sales volume in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area maintenance charges, insurance and certain other costs.

Rental  expense  included  in  the  accompanying  consolidated   statements  of
operations for operating leases was (dollars in thousands):

                                  Fiscal      Fiscal     Fiscal
                                   2004        2003       2002
                                           (restated) (restated)
Minimum rentals.....              $58,286    $58,470    $50,543
Contingent rentals..                  296        482        211
  Total.............              $58,582    $58,952    $50,754


Leased year-end square footage  3,750,000  3,167,000  2,787,000

The minimum rental commitments for future fiscal years related to real estate leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):


Fiscal
2005...........  $ 44,597
2006...........    43,161
2007...........    41,758
2008...........    39,410
2009...........    37,089
Thereafter.....   110,729
                 $316,744

We believe that the insurance coverage maintained on all properties is adequate.

ITEM 3.  LEGAL PROCEEDINGS.

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   The  principal  market  for  Bombay's  common stock is the New York Stock
   Exchange.   The  high  and low trading prices,  quoted  by  fiscal  quarter, follow:


Fiscal Year Ended January 29, 2005 High  LowFiscal Year Ended January 31, 2004  High  Low
First quarter.....                $7.99  $5.44   First quarter.....                $ 8.69  $4.34
Second quarter....                 6.49   4.70   Second quarter....                 12.65   7.80
Third quarter.....                 7.59   4.47   Third quarter.....                 14.11   9.20
Fourth quarter....                 7.16   5.10   Fourth quarter....                 13.80   6.30

(b) The approximate number of record holders of common stock on April 28, 2005 was 1,700.

(c) Our credit facility allows us to pay dividends, under the following circumstances: no default or event of default has occurred and is continuing; immediately after giving effect thereto, availability exceeds usage under the line by at least $25 million; and certain other conditions are satisfied. We are not currently, nor have we been, restricted from paying such dividends. However, we have not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of our retail stores and operating purposes.

(d) The information required by this item appears under the caption "Equity Compensation Plan Information" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which information is incorporated herein by reference.

We did not repurchase any of our equity securities during the fourth quarter of Fiscal 2004.

ITEM 6.  SELECTED FINANCIAL DATA.
(Unaudited)

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.


                                                                            Fiscal Year Ended
                                                       January 29, January 31, February 1,February 2,February 3,
Financial Data:                                            2005       2004        2003      2002        2001
                                                                  (restated)  (restated) (restated) (restated)
  Net revenues*................                          $576,087    $596,435   $494,000  $437,457   $423,459
  Net revenues increase (decrease)                           (3)%         21%        13%        3%         8%
  Same store sales increase (decrease)                      (12)%         13%         5%      (2)%         5%
  Net income (loss)*...........                         $(12,205)      $9,866     $7,228    $3,681      8,619
  Basic earnings (loss) per share                          $(.34)        $.28       $.22      $.11       $.26
  Diluted earnings (loss) per shares                       $(.34)        $.28       $.22      $.11       $.26
  Total assets*................                          $284,173    $269,735   $239,806  $210,623   $209,839
  Stockholders' equity*........                          $181,931    $191,017   $169,117  $158,406   $154,470
  Return on average assets.....                            (4.4)%        3.9%       3.2%      1.8%       4.2%
  Return on average equity.....                            (6.5)%        5.5%       4.4%      2.4%       5.6%

Operating Data:
   Average sales per store open for full fiscal year*      $1,074      $1,249     $1,098    $1,012     $1,012
   Average sales per square foot                             $273        $322       $296      $288       $306
   Number of stores:
       Beginning of year.......                               471         422        419       408        415
       Opened..................                                66          84         28        32         10
       Closed..................                                35          35         25        21         17
       End of year.............                               502         471        422       419        408
   Store composition:
        Large format...........                               384         365        334       324        291
        Regular................                                20          25         37        59         93
        Outlet.................                                47          46         46        36         24
        BombayKIDS.............                                51          35          5         -          -
  Store locations:
         Mall..................                               272         302        328       348        359
         Off-mall..............                               183         123         48        35         25
         Outlet................                                47          46         46        36         24
   Retail square footage: *
        Large format...........                             1,570       1,459      1,297     1,244      1,116
        Regular................                                38          46         68       107        163
        Outlet.................                               200         198        193       151         92
        BombayKIDS.............                               212         144         20         -          -
        Total..................                             2,020       1,847      1,578     1,502      1,371


Bombay has paid no cash dividends during the periods presented.

*In thousands.

NOTE: In January 2005, we revised our accounting for leases and adopted a policy to capitalize pre-opening rent during the store build out and fixturing periods. We have restated prior years' financial statements to reflect these changes. See Note 2 to the consolidated financial statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report to Shareholders under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs and their impact on the operations of the business; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including duties on bedroom furniture imports from China and the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential travel or import/export restrictions due to communicable diseases; regional weather conditions; hiring and retention of adequate and qualified personnel. The Company undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof as a result of new information, future events or otherwise.

Restatement of Previously Issued Financial Statements
During the fourth quarter of Fiscal 2004, we began an
evaluation of our lease accounting practices and determined that it was appropriate to restate previously issued financial statements. Historically, we have recognized store lease expense on a straight-line basis beginning on the date that the store opened. This generally had the effect of excluding the pre-opening store build out, fixturing and merchandise stocking periods during which the Company typically had no rent payments. Based upon our evaluation of our lease accounting practices, we have adopted an accounting policy to capitalize rent during the construction period and recognize straight-line rent expense upon the store becoming substantially complete and ready for its intended use, which results in us recording rent expense during the merchandise stocking periods.

Additionally, in prior periods, we reflected proceeds from landlord construction allowances as a separately identified component of cash flows from investing activities in the Consolidated Statements of Cash Flows. We have restated our historical Fiscal 2003 and Fiscal 2002 Consolidated Statements of Cash Flows to reflect such proceeds as a component of cash flows from operating activities.

The restatement includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. These changes increased net loss and loss per share by $43,000 and $.00 per diluted share in the first three quarters of Fiscal 2004. The restatement adjustments decreased net income and earnings per share in Fiscal 2003 by $85,000 and $.00 per diluted share, and increased net income and earnings per share in Fiscal 2002 by $11,000 and $.00 per diluted share. Although the restatement did not impact any net cash flows for any period presented, it did have the effect of increasing operating cash flows and increasing investing cash flows by a similar amount. These changes increased net cash provided by operating activities and increased our net cash used in investing activities in Fiscal 2003 and Fiscal 2002 by $11.9 million and $3.5 million, respectively. The restatement also affects periods prior to Fiscal 2002. The impact of the restatement on such prior periods has been reflected as a reduction of $301,000, or less than 1%, to total stockholders' equity as of February 2, 2002 in the accompanying consolidated statement of changes in stockholders' equity. We have also restated the applicable financial information for Fiscal 2003, Fiscal 2002, Fiscal 2001 and Fiscal 2000 in Item 6, Selected Financial Data. For information with respect to the restatement adjustments, see Note 2 to the accompanying consolidated financial statements. This Management's Discussion and Analysis gives effect to these restatements.

The restatement relating to the reflection of proceeds from landlord construction allowances as a component of cash flows from operating activities increased our net cash provided by operating activities and increased our net cash used in investing activities in the three, six and nine month interim periods of Fiscal 2004 by $.5 million, $4.3 million and $8.5 million, respectively, and increased our net cash provided by (used in) operating activities and increased our net cash in investing activities in the nine month interim period of Fiscal 2003 by $7.4 million.

Executive Overview
Bombay designs, sources and markets a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless, transitional and classic in its styling. More than 90% of the items are imported from approximately 20 countries worldwide, with more than half of the product coming from China. We are a multi-channel retailer with store locations, Internet and mail order operations. We have a small wholesale operation that is immaterial to overall revenue but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins by merchandise categories, operating margins as a percentage of revenues, earnings per share, cash flow, return on assets and inventory turn.

We are currently executing a multi-phase turnaround intended to improve Bombay's long-term profitability and generate competitive operating results in line with current market leaders in the sector whose operating profits are in the 8% to 12% range. Fiscal 2004 was an investment year during which many structural issues were addressed.

Phase I of the turnaround commenced during the third quarter of Fiscal 2002 and continued into Fiscal 2003. Our goal was to reclaim market share, generating above average same store sales and validating our positioning within the market place. We reported 13 consecutive months of double-digit same store sales increases beginning in September 2002 and continuing through September 2003. As a result of the strength of these sales, we were able to leverage many of our fixed costs including our buying and occupancy costs, a key component to improving our overall operating margins.

Phase II can be characterized by the aggressive repositioning of our real estate portfolio. During the 1980s and 1990s, our focus was on opening stores in "A" malls throughout North America. As shopping habits have evolved, with alternative venues such as lifestyle centers and big box strip centers gaining popularity, we began to migrate our stores to off-mall locations. In addition to being more convenient for customers and suitable for the sale of large items, such locations typically have lower cost structures, both from a fixed rent perspective and for other common area expenses billed by landlords. Management believes that the movement to the off-mall locations will ultimately result in lower fixed costs for Bombay and will help improve profitability.

Another key aspect of Phase II included aggressively investing in marketing to attract new customers to Bombay and support the move from mall to off-mall. During the late 1990s and early 2000s, we had become increasingly reliant on periodic catalogs to drive customers into the store and did not have marketing vehicles with a broader reach. In Fiscal 2001, the marketing expenditures reached their historical low of 3.4% of revenues. During Fiscal 2002 and
Fiscal 2003, we increased our marketing to 4.1% and 4.6% of revenues, respectively, with much of the incremental spending going to support a program for monthly inserts in Sunday newspapers in our top markets.

In addition to investing in new stores, we began making some key investments in our infrastructure intended to serve as the foundation upon which we plan to grow with competitive operating margins. During Phase II, we made investments in our supply chain, in our information technology, in our distribution network and in key leadership positions.

As we began Fiscal 2004, we were facing a number of challenges. We had a lack of new product in our inventory with an assortment over-weighted in basic and core merchandise. We also were effecting a significant number of migrations of our core Bombay stores from mall to off-mall, and at the same time, taking our BombayKIDS stores to critical mass. Additionally, we were anniversarying a year during which we recorded a 13% same store sales increase. We underestimated the impact of these factors, as well as the softness of the environment that would develop in the third and fourth quarters, which led to an overall decline in revenue for the year and a 12% decline in same store sales. The lower revenue base made it difficult to leverage fixed costs throughout the organization and for the year, the Company reported a net loss of $12.2 million.

With respect to our inventory assortment, we made the conscious decision to exit Fiscal 2003 with higher levels of core merchandise than ideal. While the merchandise was salable, it prevented us from bringing in appropriate levels of new fresh product. As a result, both sales and margin suffered. Product flow and newness was further impacted by interruptions in the supply chain caused by the imposition of antidumping duties on bedroom furniture beginning in June 2004. While we were aware of the impending action by the U.S. Department of Commerce and had taken action to move much of our bedroom furniture production from China to Vietnam and other source countries, inefficiencies associated with dealing with new vendors, limited production capacity in these factories as Bombay and other home furnishings retailers sought alternatives to Chinese sources, and the inability, in some cases, to locate factories outside of China that were capable of manufacturing product to Bombay quality and safety specifications, resulted in disruptions in our supply chain and significant voids in the assortment, particularly during the second half of the year.

We believe that we have taken, and are continuing to take, positive actions to correct these situations going forward. We ended the year with a much improved merchandise mix. We have hired a general merchandise manager experienced in overseas sourcing and have modified our plans with respect to new product introductions, eliminating SKU count in certain categories and introducing additional classifications such as home fragrance, designed to increase repeat purchases and boost the overall productivity of the store. We plan to slow the rate of product introduction in key furniture categories, and have taken steps to mitigate risk as we transition from one product line into another. We believe that these actions should help drive improved sales and margins.

We continued to invest in marketing during Fiscal 2004, spending 5.6% of total revenue on advertising. However, we began to see a decline in the effectiveness of the reach vehicles being used and some investments were unwarranted. Going forward, the Company expects to continue to invest in marketing at the rate of 4.5% of revenues on an annual basis but will reallocate funds to focus on driving existing customers in to make additional purchases through the use of more direct mail pieces. We also expect to invest more heavily in new store grand opening support and will readdress certain locations that opened softer than expected during Fiscal 2004 with additional marketing spend.

While Fiscal 2004 was a disappointing year in the short term, there were longer term successes. We have continued to migrate stores successfully from mall to off-mall locations. During Fiscal 2004, we closed 35 stores, of which the majority were mall based. A total of 66 real estate projects, including new stores and relocations, were completed during the year resulting in opening 61 new off-mall locations. The total number of stores grew to 502, a net increase of 31 stores. While assortment issues adversely impacted new stores as well as existing stores, the overall four-wall profit for off-mall stores opened a full year was approximately 350 to 400 basis points higher than those of mall-based stores and the average sales per store was 8% higher. Occupancy costs in the off-mall locations are in line with expectations and represent on average a 15% reduction in per store costs compared to the mall store - in spite of the fact that the average off-mall store size is 27% larger than its mall-based counterpart.

The following table reflects the real estate portfolio at each fiscal year end:

             January 29,        January 31,         February 1,
               2005               2004                2003
          Units  % of total   Units  % of total   Units  % of total
Mall....   272      54%        302       64%       328       78%
Off-mall   183       37        123       26         48       11
Outlet..    47        9         46       10         46       11
   Total   502     100%        471      100%       422      100%

We will continue to invest in the migration of mall to off-mall locations during Fiscal 2005 as leases expire. Overall, we expect to open 45 to 50 stores and close 42 stores during the year. By the end of Fiscal 2005, we expect approximately 44% of our stores to be in off-mall locations.

During Fiscal 2004, we also opened a total of 16 BombayKIDS stores, ending the year with 51 stores. This growth, along with planned openings in Fiscal 2005, has helped us reach critical mass which we expect to result in improved efficiency in the buying, distribution, marketing and field operations functions. We continue to prefer to open BombayKIDS stores adjacent to Bombay locations thus enabling us to leverage cost and introduce a new customer to the Bombay brand.

We will continue to invest selectively in infrastructure and, in this area, we achieved some major goals during Fiscal 2004. In August 2004, we relocated to a new distribution center in the Northeast. The previous location was severely undersized and resulted in excessive use of off-site storage. We also identified and have initiated plans to move to a new distribution center in the metropolitan Toronto area. The new facility will replace our current undersized location and is expected to result in improved operational efficiencies when it opens during the second quarter of Fiscal 2005. We completed the rollout of the new point-of-sale system and the broadband environment to our Canadian stores. We relaunched our Internet site on a more stable, reliable platform. The new site has improved functionality and we expect to make continued enhancements to it in the future. We have made improvements in our planning and allocations systems and expect to continue to invest in this area in order to improve our ability to forecast and assort our stores. While we believe that these investments are critical to our future success, we also need to ensure that our expenses are in line with our revenue base. As a result, we have taken steps in other areas to right size the organization and continue to aggressively control expenses as we seek to restore profitability to the Company.

The infrastructure that we develop and the investments that we make will be critical to the third phase of our turnaround strategy. Our plan is to organically develop other retail concepts and areas of operations that would leverage our core competencies and become new growth vehicles for Bombay. This longer-term strategy is dependent on successfully accomplishing earlier phases, which will be the focus for Fiscal 2005 and beyond.

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

An anti-dumping petition against China furniture makers for allegedly dumping bedroom furniture was filed during 2003. This created some disruption in the industry and in our flow of product as we shifted orders to vendors with production capacity in other countries in preparation for the unfavorable duties. The actual duties determined by the U.S. Department of Commerce were announced late in 2004 and we do not expect the impact of these duties to have a material effect on operations going forward.

Bombay has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. The periods ended January 29, 2005 ("Fiscal 2004"), January 31, 2004 ("Fiscal 2003") and February 1, 2003 ("Fiscal 2002") reflect 52 weeks.


NET REVENUES
Net revenues consist of sales to retail customers, through store, mail order and Internet, and wholesale sales, through Bailey Street and to our international licensees, as well as shipping fees and other revenues. Shipping fees reflect revenue from customers for delivery of merchandise. Other includes royalties and territory fees from international licensees.


                               Fiscal    Fiscal     Fiscal
Net revenues (in millions)      2004      2003       2002
Retail..........               $551.5     $571.8    $478.3
Wholesale.......                 17.0       17.7      10.8
Shipping........                  7.2        6.6       4.6
Other...........                   .4         .3        .3
   Total........               $576.1     $596.4     $494.0


                               Fiscal    Fiscal     Fiscal
Merchandise category            2004      2003       2002
Accessories.....                 40%       39%        42%
Large furniture.                 29        30         26
Occasional furniture             19        19         19
Wall decor......                 12        12         13
   Total........               100%      100%        100%


Fiscal 2004
Net revenues decreased $20.3 million, or 3%, to $576.1 million, compared to $596.4 million in Fiscal 2003. Revenues from retail operations decreased $19.8 million, or 3%, from the previous year. Same store sales declines of 12% were partially offset by sales from new stores, which contributed approximately $85.7 million in net sales. During the year, we opened 50 large format stores and 16 BombayKIDS stores. Increases from new stores were partially offset by the closing of 31 large format stores and four regular stores which, in aggregate, contributed approximately $48.4 million to net sales in Fiscal 2003. Direct-to-customer revenues increased 6% to $31.7 million from $29.8 million in the previous year, attributable to 25% growth in Internet sales, which more than offset the 31% decline in mail order revenues. Wholesale revenues declined slightly to $18.9 million from $19.5 million in Fiscal 2003 due primarily to a decline in the Bailey Street business.

All regions of the U.S. and Canada reported low double digit same store sales declines. We ended Fiscal 2004 with 384 large format stores, 20 regular stores, 47 outlets and 51 BombayKIDS stores. Total retail square footage increased 9% from Fiscal 2003 year end, while the store count increased by a net 31 units. The number of retail transactions for the year increased by approximately 8%, and the average ticket decreased to $77.

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


COST OF SALES, BUYING AND STORE OCCUPANCY COSTS

                (In millions)

                        Fiscal    Fiscal    Fiscal
                         2004      2003      2002
                                (restated)(restated)
Cost of sales, buying
    and occupancy costs $420.7    $412.7    $344.0
Shipping........           7.9       8.8       5.6
   Total........        $428.6    $421.5    $349.6


Fiscal 2004
Cost of sales, including buying and store occupancy costs, for Fiscal 2004 was $428.6 million, or 74.4% of revenues, up from 70.7% of revenues in Fiscal 2003. Product margins declined 130 basis points as a result of issues with merchandise mix, promotional activity and a general softness in the home furnishings retail sector. Additionally, distribution costs had a negative impact on margins as they were deleveraged on a lower sales volume. Buying and store occupancy costs increased 240 basis points, reflecting the deleveraging impact of these relatively fixed costs compared to the lower sales volume. Buying and store occupancy costs included impairment charges totaling $.5 million to write down the fixed assets related to ten unprofitable stores.

Fiscal 2003
Cost of sales, including buying and store occupancy costs, for Fiscal 2003 was $421.5 million, or 70.7% of revenues. As a percentage of revenues, these costs improved from 70.8% in Fiscal 2002. Product margins declined 210 basis points as we focused on our value offerings at key price points designed to increase market share and drive sales volumes. Buying and store occupancy costs declined as a percentage of revenues to 16.8% from 19.1% in Fiscal 2002, reflecting the significant leverage gained as a result of higher same store sales. Buying and store occupancy costs included impairment charges totaling $.2 million to write down the fixed assets related to eight unprofitable stores.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Fiscal 2004
Selling, general and administrative expenses were $165.7 million compared to $158.4 million in Fiscal 2003. As a percentage of revenues, expenses increased to 28.8% in Fiscal 2004 compared to 26.6% in Fiscal 2003.

At the store level, expenses increased $2.4 million, or 90 basis points. The increase was driven primarily by a $2.0 million increase in store payroll resulting from the higher store count over the course of the year. On a per store basis, total costs were down as we tightly managed expenses in a soft sales environment. The 90 basis point increase as a percentage of revenue is the result of the same store sales declines and a general softness in sales for all stores making it difficult to leverage fixed costs, particularly early in the year when store payroll costs tend to be more fixed in nature.

Marketing and visual merchandising costs increased approximately $1.5 million or 40 basis points to 5.6% of total revenue. The increase in this category resulted from our decision to continue to invest in marketing despite the soft sales trend in order to drive traffic and reach new customers.

Corporate office selling, general and administrative expenses increased $3.4 million, or 90 basis points over the prior year, due to higher medical and other insurance costs of $2.7 million and higher severance expenses of $.7 million associated with right-sizing the organization. Additionally, audit expenses increased approximately $.6 million as a result of the new requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Internet and mail order selling, general and administrative expense increased by $1.1 million due to higher internet sales and higher hosting and design costs as we launched our updated website on a new platform. Also, we had approximately $.8 million less foreign exchange gain resulting from changes in the Canadian dollar exchange rate, in addition to other less significant changes. Current year depreciation was $2.0 million lower than in Fiscal 2003 as a result of the prior year charge of $2.1 million associated with replacing the Company's point-of-sales system. Additionally, corporate incentive-based compensation expense was $1.4 million lower in Fiscal 2004 than in Fiscal 2003.

Fiscal 2003
           Selling, general and administrative expenses, including marketing, were slightly lower at 26.6% of revenues in Fiscal 2003 compared to 26.8% of revenues in Fiscal 2002. In dollars, total selling, general and administrative expenses were $158.4 million compared to $132.3 million in Fiscal 2002, an increase of $26.1 million.

           At the store level, costs increased $13.7 million but declined slightly as a percentage of sales. Major factors contributing to the increased costs include factors associated with the increase in volume and number of stores such as higher store payroll and bonuses, which increased $9.3 million, and higher costs associated with credit card processing and collections, which increased $1.2 million. Store payroll declined 30 basis points as a percentage of revenue due to leveraging against the higher sales base while store bonuses, which are based upon improvement in store level profitability from the comparative prior year period, increased 10 basis points. Other store level initiatives that resulted in higher selling, general and administrative costs included the replacement of the point-of-sale dial-up environment with a new broadband communication network which resulted in increased costs of approximately $1.1 million, and store opening and closing expenses of $0.6 million.

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

           Corporate  office   selling,  general  and  administrative  expenses
     increased $4.9 million compared to the prior year but declined approximately 40 basis points as a percentage of revenue as we leveraged insurance and payroll costs against the higher revenue base. Corporate payroll, including bonuses, increased $3.5 million as we built infrastructure to support the current and future growth plans. Insurance costs declined slightly primarily due to favorable experience relating to workers' compensation insurance. Costs associated with infrastructure investment in systems resulted in an increase in depreciation and amortization cost and related operating costs of approximately $2.1 million. Internet selling and operating costs also contributed to the increase during the period. These cost increases were partially offset by foreign exchange gains of $1.4 million related to the strengthening of the Canadian dollar, and costs incurred during Fiscal 2002 of $1.3 million related to the settlement of a California wage and hour lawsuit and $1.1 million relating to the departure of the former Chief Executive Officer.


INTEREST

Fiscal 2004
During Fiscal 2004, we had interest income of $67,000 and interest expense of $601,000, compared to interest income of $176,000 and interest expense of $621,000 in Fiscal 2003. Interest income declined as we had lower levels of invested cash balances during the year resulting from the lack of profitability. However, interest expense also declined as we managed inventory levels and maintained average borrowing levels lower than in Fiscal 2003.

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

INCOME TAXES

We provided income tax benefit of $6.5 million in Fiscal 2004 and income tax expense of $6.2 million and $5.1 million in Fiscal 2003 and Fiscal 2002, respectively. The effective rates were 34.6%, 38.7% and 41.2% in the respective periods. Fluctuations in the effective rate were primarily related to foreign taxes associated with our Canadian subsidiary and the relative significance of the profit generated by the Canadian subsidiary to the overall consolidated entity, as well as the impact of state tax expenses that have not changed proportionately to income (loss) before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity and capital resources are cash flows from operations and a line of credit. We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. The aggregate commitment under the facility can be increased to $175 million prior to September 15, 2007, at the request of the Company. At January 29, 2005, the bank commitment was $70.2 million, and $61.4 million was available for borrowings or additional letters of credit. The credit facility expires September 15, 2009.

Fiscal 2004
During Fiscal 2004, we ended the year with cash and long-term investments of $9.2 million, $16.5 million lower than at the previous year end. Capital expenditures were the primary use of cash, at $36.9 million, as we opened 66 stores, including 50 large format stores and 16 BombayKIDS locations, and a distribution center during the year in addition to routine purchases of software and equipment.

Although we recorded a net loss of $12.2 million, cash provided by operations was $19.3 million, due primarily to non-cash depreciation and amortization of $18.8 million and an increase in accounts payable and accrued expenses of $15.8 million. Cash flows from operations also reflects $11.6 million of landlord construction allowances from store and distribution center landlords that help reduce the net outlay of cash related to the new construction.

At January 29, 2005, inventory balances were $5.8 million higher than at January 31, 2004, due primarily to higher level of merchandise in-transit from the vendors as of the end of the year. Inventory at the store level and in the distribution centers was similar to last year's levels. Inventory was $72 per square foot of retail space as of the end of Fiscal 2004 compared to $75 per square foot last year. On a per store basis, inventories decreased to $288,000 per store compared to $294,000 per store last year. We believe that the quality of merchandise is much improved compared to last year with a greater portion of the assortment consisting of new product to support Fiscal 2005 sales.

From a liquidity and capital expenditures standpoint, our strategy is to utilize our credit facility to finance seasonal borrowings and working capital required by store growth while we utilize cash flow from operations and our balance sheet to finance our capital programs. The operating loss for Fiscal 2004 and the resulting decline in the cash balance has caused us to reassess our liquidity and capital program and investigate alternatives to fund the continued migration of stores from mall to off-mall and the growth of the BombayKIDS stores. Management has developed a plan that calls for a reduction in store growth for Fiscal 2005 compared to levels previously announced and the disposal of certain assets which are either non-operating assets or are not an integral component of our core operations. In November, we announced that we plan to divest the Bailey Street wholesale operations. We are currently in the process of assessing sale and liquidation scenarios as well as a combination of both. Substantially all of the assets of Bailey Street are current assets (inventory and accounts receivable). We also plan to sell non-operating assets, including a Company-owned building occupied by a third party and a parcel of land adjacent to our Company headquarters, in order to supplement our available capital. We expect that the proceeds from the sale and/or liquidation of our Bailey Street operation, along with the sale of land and building, should be adequate, when added to expected cash flow from operations, to fund our capital expenditure program and result in a higher cash balance at the end of Fiscal 2005.

Our capital requirements for Fiscal 2005 are estimated to be $20 to $25 million and includes opening 45 to 50 new stores during the year while closing approximately 42 stores, resulting in an ending store count of approximately 505 to 510 stores. Other capital expenditure plans include the opening of a new distribution center to replace an existing undersized facility in Canada and continued investment in information systems.

In   connection   with  continuing  operations,  we  have  various  contractual obligations and commercial commitments requiring payment in future periods, summarized in the table below.


(In thousands)
Payments Due by Period

                                        Total     Less than 1 Year   1 - 3 Years   4 - 5 Years  After 5 Years

CONTRACTUAL OBLIGATIONS
Real estate operating leases           $317,636        $ 45,489         $124,329     $71,168      $76,650
Unconditional purchase orders           163,784         163,784                *           *            *
Equipment operating leases                2,256             850            1,366          40            *
Employment contracts..                    3,265           2,950              315           *            *
Other contractual obligations            13,844          11,659            2,185           *            *
    Total contractual cash obligations $500,785        $224,732         $128,195     $71,208      $76,650

COMMERCIAL COMMITMENTS
Import letters of credit                 $5,870          $5,870        $       *    $      *     $      *
Standby letters of credit                 2,942           2,942                *           *            *
Guarantees of travel cards                  199             199                *           *            *
    Total commercial commitments         $9,011          $9,011        $       *    $      *     $      *


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

At January 31, 2004, inventory levels were $138.9 million or $36.1 million higher than at February 1, 2003. This increase represents investments to support the additional number of stores and higher sales levels. The year end level was above desired levels as a result of aggressively buying to Christmas sales that did not materialize.


CRITICAL ACCOUNTING POLICIES

In the course of preparing the financial statements, management makes certain judgments relative to accounting policies that are appropriate in the circumstances and the application of those policies. The following policies are those deemed to be most critical.

Inventory Valuation
Inventories are valued at the lower of cost or market, with cost being determined based upon the weighted average inventory method. Cost is calculated based upon the actual landed cost of an item at the time it is received in the warehouse based upon actual vendor invoices, or estimates of costs for which an invoice is not present, or for which an allocation of shared costs is required. In addition, we include the cost of warehousing and transporting product to the stores in our costs.

We regularly evaluate our compliance with the lower of cost or market principle. Items are evaluated by SKU and, to the extent that the cost of the item exceeds the current selling price, provision is made to reduce the carrying cost of the item. Additionally, we review the aging of our inventory by SKU. The carrying cost of the item is reduced based upon certain age criteria and product category. Since the determination of carrying value of inventory involves both estimation and judgment of cost and market value, differences in these estimates could result in valuations that vary from the recorded amount.

Each month, we record an allowance for shrinkage to provide for the estimated cost of lost or stolen inventory. The amount of the allowance is determined based upon the historical shrinkage results and is adjusted at least annually to reflect current circumstances. Inventory is physically counted at all locations at least once each year, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution centers during January 2005.

Impairment of Long-Lived Assets
We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life using a probability-weighted approach to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets' fair value and carrying value. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Income Taxes
In determining net loss for financial statement purposes, we make certain estimates and judgments in the calculation of tax benefit and the resulting tax liabilities and in the recoverability of deferred tax assets.

In the ordinary course of business, there may be transactions and calculations where the ultimate tax outcome is not certain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe that the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical income tax provisions and accruals.

Deferred tax assets are recognized for items that have a difference between the time they are deductible for financial statement purposes and for tax purposes as well as for net operating loss carryforwards and credit carryforwards. As of January 29, 2005, we have recorded $9.4 million of net deferred tax assets, including net operating loss and credit carryforwards of $4.0 million recorded during Fiscal 2004 as a result of our net taxable loss exceeding amounts for which a carryback was available.

Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and the fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of the assets, our past results, the existence of cumulative losses in recent years, our forecast of future taxable income and on-going prudent and feasible tax planning strategies. A significant factor impacting our evaluation of the deferred tax assets recorded as of January 29, 2005, was the net loss recognized for Fiscal 2004. We believe that the performance of Fiscal 2004 will not be repeated and that we will return to profitability in Fiscal 2005 and beyond for the following reasons:

      We entered 2005 with an improved inventory mix having elected to clear much of the undesirable inventory in late Fiscal 2004 whereas last year, we entered the year with an oversupply of core and basic merchandise, which restricted our ability to introduce new, fresh product into the assortment and resulted in higher inventory carrying costs.

      We have taken measures to substantially improve our merchandise assortment and the process by which we introduce new product and exit old product under the leadership of our new general merchandise manager.

      We do not expect the supply chain interruption and additional costs that we experienced as a result of the imposition of antidumping duties on bedroom furniture from China, which necessitated moving production from China to Vietnam and other alternative source countries.

      We have an increased number of stores in off-mall locations where operating costs are lower and where we have experienced higher average sales volumes, thus helping to improve the overall profitability of our stores. Additionally, many of these stores were relatively new or were the result of migrating from mall to off-mall locations. As the stores become more mature, we expect overall sales volumes to strengthen.

      We have fewer new store openings planned for Fiscal 2005, which will reduce store opening expenses and help to reduce the cannibalization of existing stores, thereby enhancing profitability.

      We have taken steps to reduce general and administrative costs in order to right size the organization and improve profitability.

Based upon our evaluation, we have concluded that it is more likely than not that the benefit of the deferred tax assets will be realized and, thus, no valuation allowance has been established as of January 29, 2005. However, if our plans for the return to profitability in the future do not come to fruition, or if other conditions indicate that the benefit of the deferred tax assets is more likely than not to be realized, we will record a valuation allowance to reduce the assets to their realizable value. Such valuation allowance, if established, would serve to increase our tax expense and reduce net income in the period in which it is recorded.

Insurance
We are self-insured with respect to medical and dental insurance coverage offered to our eligible employees, up to a maximum of $150,000 per claim. Above that amount, medical insurance coverage is in place. In connection with the self-insured portion, we maintain a liability for claims that are in the process of being paid and those that have been incurred but not yet reported to our insurance carrier. We base the amount of the liability upon historical claims experience and actuarial estimates regarding the exposure for claims incurred but not yet reported. At January 29, 2005, the balance of the medical and dental liability was $957,000.

Since Fiscal 2001, we have also maintained workers' compensation insurance coverage with a deductible of up to $150,000 per claim. At January 29, 2005, we had recorded a liability of $3.1 million, representing the estimated amount that will have to be paid in future periods related to the settlement of claims under the insurance policies for Fiscal 2001 through Fiscal 2004. The amount of the liability reflects expected remaining workers' compensation claims based upon actuarial estimates, utilizing historical claims experience and other relevant information and trends. Prior to Fiscal 2001, our workers' compensation insurance was not subject to a deductible. Beginning in Fiscal 2005, our workers' compensation insurance deductible will be $250,000 per claim.

If circumstances change or if information becomes available that would indicate that future payments with respect to insurance liabilities would be different than what was previously estimated, we will adjust such liabilities accordingly. Since the amounts recorded for insurance liabilities are based upon various estimates, actual future requirements could vary from the recorded liabilities.

New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 is intended to clarify the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 was effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which delayed the effective date of the application of FIN 46 to us for non-special purpose VIEs acquired or created before February 1, 2003, to our interim period ended on May 1, 2004, and provided additional technical clarifications to implementation issues. During Fiscal 2004, we adopted the provisions of FIN 46R. Since we do not have any VIEs, the adoption of FIN 46R had no impact on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. SFAS 151 is effective for Fiscal 2006, at which time we will adopt the provisions of the standard. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("123R"), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.

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

International purchases of inventory are primarily denominated in United States dollars, which reduces our risk to foreign exchange rate fluctuation. Our greatest foreign exchange exposure is with respect to intercompany transactions with our Canadian subsidiary and translation of their financial statements for inclusion in our consolidated financial statements.

As of January 29, 2005 we had no debt or other market risk sensitive instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the consolidated financial statements is found on page 28. Our consolidated financial statements and notes to the consolidated financial statements follow the index.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with accountants on accounting or financial disclosures.


ITEM 9A.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Management began a review of our accounting policies and practices with respect to leases during the fourth quarter of Fiscal 2004 based upon their monitoring of restatement activity and the related communication within the retail industry. As a result of this internal review, we identified errors in our reporting of landlord allowances within the consolidated statements of cash flows. Landlord allowances, although clearly separately identified, were improperly included as a component of cash flows from investing activities instead of cash flows from operating activities. Accordingly, we have restated our consolidated statements of cash flows for Fiscal 2003 and Fiscal 2002. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of January 29, 2005, and for the reason set forth below, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 29, 2005, our disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures as required by Exchange Act Rule 13a-15(b).

In light of the material weakness described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:




   i. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

   ii. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors of the Company; and

   iii. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of January 29, 2005, our controls over the selection and application of our lease accounting policies related to the classification of landlord allowances within the consolidated statements of cash flows were ineffective to ensure that such leasing transactions were reported in the consolidated statements of cash flows in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the selection and application of our lease accounting policies failed to identify misstatements in the reporting of cash provided by operating activities and cash used in investing activities reported in the consolidated statements of cash flows, which resulted in the restatement of our Fiscal 2003 and Fiscal 2002 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of cash provided by operating activities and cash used in investing activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has determined that this control deficiency constituted a material weakness. Because of this material weakness, management has concluded that as of January 29, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005 as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the fiscal quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2005, the Company enhanced its monitoring of developments surrounding the accounting for leases and revised its accounting policies with respect to classification of tenant allowances.

ITEM 9B.  OTHER INFORMATION.

There were no events during the fourth fiscal quarter requiring disclosure in a report on Form 8-K, other than those previously reported on a Form 8-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a code of ethics that applies to all employees including our principal executive officer and principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics was previously filed as an Exhibit to the Annual Report on Form 10-K for the year ended January 31, 2004 and is incorporated herein by reference. In addition, the code is posted on our website at www.bombaycompany.com or can be obtained, free of charge, upon request from the office of the Corporate Secretary.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item appears under the captions "Equity Compensation Plan Information" and "Security Ownership" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no relationships or related transactions during the reporting period which require disclosure.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item appears under the captions "Independent Registered Public Accounting Firm's Fees" and "Audit Committee's Pre-approval Policy and Procedures" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its subsidiaries:

      (1)Financial Statements:

         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2005, January 31, 2004
           and February 1, 2003
         Consolidated Balance Sheets at January 29, 2005 and January 31, 2004 Consolidated Statements of Stockholders' Equity for the Fiscal Years
           Ended January 29, 2005, January 31, 2004 and February 1, 2003 Consolidated Statements of Cash Flows for the Fiscal Years Ended
           January 29, 2005, January 31, 2004 and February 1, 2003
         Notes to Consolidated Financial Statements

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



Date: April 29, 2005


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

         Name                     Position                             Date


/s/ JAMES D. CARREKER      Chairman of the Board and               April 29, 2005
  James D. Carreker        Chief Executive Office

   /s/ NIGEL TRAVIS        Lead Director                           April 27, 2005
     Nigel Travis

 /s/ JOHN H. COSTELLO      Director                                April 27, 2005
   John H. Costello

/s/ SUE T. GROENTEMAN      Director                                April 28, 2005
  Sue T. Groenteman

  /s/ PAUL J. RAFFIN       Director                                April 27, 2005
    Paul J. Raffin

/s/ JULIE L. REINGANUM     Director                                April 27, 2005
  Julie L. Reinganum

 /s/ LAURIE M. SHAHON      Director                                April 27. 2005
   Laurie M. Shahon

  /s/ BRUCE R. SMITH       Director                                April 27, 2005
    Bruce R. Smith

/s/ ELAINE D. CROWLEY      Senior Vice President,                  April 29, 2005
  Elaine D. Crowley        Chief Financial Officer and Treasurer


             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                  Page No.


   Report of Independent Registered Public Accounting Firm.....     29-30
   Consolidated Statements of Operations for the Fiscal Years
    Ended January 29, 2005, January 31, 2004 and February 1, 2003 31 Consolidated Balance Sheets at January 29, 2005 and
    January 31, 2004                                                   32
   Consolidated Statements of Stockholders'  Equity  for the Fiscal
    Years Ended January 29, 2005, January 31, 2004 and
    February 1, 2003                                                34-35
   Consolidated Statements of Cash Flows for the Fiscal Years
    Ended January 29, 2005, January 31, 2004 and February 1, 2003      36
   Notes to Consolidated Financial Statements..................     37-48
   Unaudited Quarterly Financial Data..........................        49

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Bombay Company, Inc.:

We have completed an integrated audit of The Bombay Company, Inc.'s fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its fiscal 2003 and fiscal 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries (the "Company") at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2003 and fiscal 2002 consolidated financial statements.


Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that The Bombay Company, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because the Company did not maintain effective controls over its selection and application of lease accounting policies related to the classification of landlord allowances within the Company's consolidated statements of cash flows, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of January 29, 2005, management has concluded that the Company's controls over the selection and application of its lease accounting policies related to the classification of landlord allowances within the consolidated statements of cash flows were ineffective to ensure that such leasing transactions were reported in the consolidated statements of cash flows in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company's controls over the selection and application of its lease accounting policies failed to identify misstatements in the reporting of cash provided by operating activities and cash used in investing activities reported in the consolidated statements of cash flows, which resulted in the restatement of the Company's fiscal 2003 and fiscal 2002 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of cash provided by operating activities and cash used in investing activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that The Bombay Company, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Bombay Company, Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Fort Worth, Texas
April 29, 2005

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   The Bombay Company, Inc. and Subsidiaries
                   (In thousands, except per share amounts)



                                                              Fiscal Year Ended

                                                  January 29, January 31, February 1,
                                                     2005       2004        2003
                                                              (restated)  (restated)
Net revenues...............................          $576,087   $596,435   $494,000

Costs and expenses:
   Cost of sales, buying and store occupancy costs    428,561    421,459    349,582
   Selling, general and administrative expenses       165,658    158,446    132,305
   Interest income.........................              (67)      (176)      (331)
   Interest expense........................               601        621        152
                                                      594,753    580,350    481,708

Income (loss) before income taxes..........          (18,666)     16,085     12,292
Provision (benefit) for income taxes.......           (6,461)      6,219      5,064
   Net income (loss).......................         $(12,205)   $  9,866   $  7,228

Basic earnings (loss) per share............            $(.34)       $.28       $.22
Diluted earnings (loss) per share..........            $(.34)       $.28       $.22

Average common shares outstanding..........            35,697     34,649     33,048

Average common shares outstanding and
   dilutive potential common shares........            35,697     34,966     33,298





The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                   The Bombay Company, Inc. and Subsidiaries
                         (In thousands, except shares)

                                                                                          January 29,   January 31,
                                                                                             2005         2004
                                                                                                        (restated)
ASSETS
Current assets:
   Cash and cash equivalents (short-term investments of $3,187 and $15,421 respectively)  $   9,168      $ 25,619
   Inventories, at lower of cost or market.............                                     144,702       138,908
   Other current assets................................                                      27,022        26,012
        Total current assets...........................                                     180,892       190,539

Property and equipment, at cost:
   Land................................................                                         892           892
   Building............................................                                       5,198         5,198
   Leasehold improvements..............................                                     133,062       113,302
   Furniture and equipment.............................                                      47,144        40,756
                                                                                            186,296       160,148
       Accumulated depreciation........................                                    (94,284)      (87,460)
       Net property and equipment......................                                      92,012        72,688

Deferred taxes.........................................                                       5,052           593
Other assets...........................................                                       5,794         5,492
Goodwill, less amortization of $611....................                                         423           423
          Total assets.................................                                    $284,173      $269,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses...............                                    $ 48,997      $ 35,348
   Income taxes payable................................                                           *         1,103
   Accrued payroll and bonuses.........................                                       5,660         8,019
   Gift cards and certificates redeemable..............                                       8,312         7,129
   Accrued insurance...................................                                       4,081         3,730
       Total current liabilities.......................                                      67,050        55,329

Accrued rent and other long term liabilities...........                                      35,192        23,389

Commitments and contingencies (Notes 6 and 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares authorized                                     *             *
   Common stock, $1 par value, 50,000,000 shares authorized,
       38,149,646 shares issued........................                                      38,150        38,150
   Additional paid-in capital..........................                                      79,700        79,210
   Retained earnings...................................                                      73,737        85,942
   Accumulated other comprehensive income..............                                         944           122
   Common shares in treasury, at cost, 2,259,261 and
       2,816,772 shares, respectively..................                                     (9,268)      (11,555)
   Deferred compensation...............................                                     (1,332)         (852)
       Total stockholders' equity......................                                     181,931       191,017

          Total liabilities and stockholders' equity...                                    $284,173      $269,735



The accompanying notes are an integral part of these consolidated financial statements.

                       THIS PAGE INTENTIONALLY NOT USED

       34 & 35


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)



                                                                                                                        Accumulated
                                  Common Stock   Treasury Stock  Additional  Stock                            Other       Annual
                                                                  Paid-In  Purchase  Deferred  Retained Comprehensive Comprehensive
                                 Shares Amount  Shares   Amount   Capital    Loans  Compensation Earnings Income(Loss) Income(Loss)
Total, February 2, 2002
   (as previously reported)       38,150 $38,150 (5,113)$(20,861) $75,267   $(950)    $(267)     $69,144    $(1,776)
Cumulative effect of restatement
   for lease accounting (Note 2)       *       *      *        *       *      *           *         (296)       (5)
Total, February 2, 2002
   (as restated)                  38,150  38,150 (5,113) (20,861)  75,267    (950)     (267)      68,848     (1,781)
Purchases of treasury shares           *       *   (202)    (895)      *      864         *            *          *
Shares contributed or sold to
   employee benefit plans              *       *      66     271     (89)      *          *            *          *
Exercise of stock options              *       *     596   2,438      45       *          *            *          *
Director fee distributions             *       *      77     313       3       *          *            *          *
Restricted stock distributions,
   net of cancellations                *       *    (45)    (184)    220       *        (36)           *          *
Deferred compensation expense          *       *       *       *       *       *         66            *          *
Net repayments of stock purchase
   loans                               *       *       *       *       *     103          *            *          *
Interest charges on stock
   purchase loans, net                 *       *       *       *       *     (17)         *            *          *
Net income (restated)                  *       *       *       *       *       *          *        7,228          *     $7,228
Foreign currency translation
   adjustments (restated)              *       *       *       *       *       *          *            *        381        381

Total, February 1, 2003
  (as restated)                   38,150  38,150 (4,621) (18,918) 75,446       *       (237)      76,076     (1,400)    $7,609
Purchases of treasury shares           *       *     (9)     (69)      *       *          *            *          *
Shares contributed or sold to
   employee benefit plans              *       *      64     262     113       *          *            *          *
Exercise of stock options              *       *   1,613   6,610   3,007       *          *            *          *
Director fee distributions             *       *      55     227      33       *          *            *          *
Restricted stock distributions,
   net of cancellations                *       *      81     333     611       *       (944)           *          *
Deferred compensation expense          *       *       *       *       *       *        329            *          *
Net income (restated)                  *       *       *       *       *       *          *        9,866          *     $9,866
Foreign currency translation
   adjustments (restated)              *       *       *       *       *       *          *            *      1,522      1,522

Total, January 31, 2004
   (as restated)                  38,150  38,150  (2,817)(11,555) 79,210       *       (852)      85,942        122    $11,388
Shares contributed or sold to
   employee benefit plans              *       *       81    331      90       *          *            *          *
Exercise of stock options              *       *      258  1,017       3       *          *            *          *
Director fee distributions             *       *       14     55      27       *          *            *          *
Restricted stock distributions,
   net of cancellations                *       *      205    884     370       *     (1,171)           *          *
Deferred compensation expense          *       *        *      *       *       *        691            *          *
Net loss                               *       *        *      *       *       *          *      (12,205)         *    $(12,205)
Foreign currency translation
   adjustments                         *       *        *      *       *       *          *            *        822         822
Total, January 29, 2005           38,150 $38,150  (2,259)$(9,268)$79,700      $*    $(1,332)     $73,737       $944    $(11,383)




The accompanying notes are an integral part of these consolidated financial statements.

                                                             34                                                                35

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   The Bombay Company, Inc. and Subsidiaries
                                (In thousands)


                                                                           Fiscal Year Ended

                                                                   January 29, January 31, February 1,
                                                                      2005        2004       2003
                                                                               (restated)  (restated)
Cash flows from operating activities:
   Net income (loss)....................                             $(12,205)  $   9,866   $  7,228
   Adjustments to reconcile net income to net cash from operations:
       Depreciation.....................                                16,606     14,005     13,462
       Amortization.....................                                 2,208      4,248      2,743
       Restricted stock compensation....                                   692        328         66
       Deferred taxes and other.........                               (6,944)      5,057    (1,537)
   Change in assets and liabilities:
       Increase in inventories..........                               (4,831)   (34,833)   (12,430)
       Increase in other assets.........                               (2,118)    (5,835)    (2,633)
       Increase (decrease) in accounts payable and accrued expenses     15,803    (1,843)     13,624
       Increase (decrease) in income taxes payable                       (971)    (2,276)      3,608
       Increase (decrease) in accrued payroll and bonuses              (2,435)        725      2,156
       Increase (decrease) in noncurrent liabilities                     1,858      1,876      (661)
    Landlord construction allowances....                                11,625     11,900      3,525

           Net cash provided by operations                              19,288      3,218     29,151

Cash flows from investing activities:
    Purchases of property, equipment and other                        (36,886)   (41,062)   (13,749)
    Proceeds from sale of property and equipment                            36        172        289

            Net cash used in investing activities                     (36,850)   (40,890)   (13,460)

Cash flows from financing activities:
    Purchases of treasury stock.........                                     *       (83)       (31)
    Collection of stock purchase loans..                                     *          *        104
    Sale of stock to employee benefit plans                                422        387        182
    Exercise of stock options...........                                   847      6,310      2,328

            Net cash provided by financing activities                    1,269      6,614      2,583

Effect of exchange rate change on cash .                                 (158)         69       (81)

Net increase (decrease) in cash and cash equivalents                  (16,451)   (30,989)     18,193
Cash and cash equivalents at beginning of year                          25,619     56,608     38,415

Cash and cash equivalents at end of year                              $  9,168   $ 25,619   $ 56,608

Supplemental disclosures of cash flow information:
    Interest paid.......................                                $  601     $  597     $  152
    Income taxes paid...................                                 1,310      4,191      2,298
    Non-cash investing and financing activities:
      Distributions of director fees....                                    82        260        316
      Distributions of restricted stock.                                 1,254        943        368
      Repurchase of shares from stock purchase loans                         *          *        864
      Capitalization of construction period rent                         1,487      1,916        612

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   The Bombay Company, Inc. and Subsidiaries


NOTE 1 - STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a unique line of fashionable home accessories, wall decor and furniture through a network of retail locations throughout the United States and Canada, through specialty catalogs, over the Internet and internationally through licensing arrangements. We also have a small wholesale operation that distributes a separate line of occasional furniture. Throughout this report, the terms "our", "we", "us", "Bombay" and "Company" refer to The Bombay Company, Inc., including its subsidiaries.

The consolidated financial statements include the accounts of Bombay and its wholly-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation. Bombay has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. The periods ended January 29, 2005 ("Fiscal 2004"), January 31, 2004 ("Fiscal 2003") and February 1, 2003 ("Fiscal 2002") reflect 52 weeks.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. Such estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ materially from those estimates.

FOREIGN CURRENCY TRANSLATION
The functional currency of our Canadian operations is the Canadian dollar. Fiscal year end exchange rates are used to translate assets and liabilities to U.S. dollars. Monthly average exchange rates are used to translate income and expenses. We record the cumulative effect of foreign currency translation adjustments in accumulated other comprehensive income (loss) within stockholders' equity. During Fiscal 2004, Fiscal 2003 and Fiscal 2002, foreign exchange gain totaled $551,000, $1,377,000 and $23,000, respectively, related to transactions of our Canadian subsidiary.

CASH AND CASH EQUIVALENTS
We consider cash in stores, deposits in banks and short-term investments with original or remaining maturities of three months or less when purchased as cash and cash equivalents for the purposes of the financial statements. Short-term investments are recorded at the lower of cost or fair market value.

INVENTORIES
Inventories consist primarily of finished merchandise and are valued at the lower of cost or market, with cost being determined based upon the weighted average inventory method.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method over the lives shown:

 Building...............  Forty years
 Furniture and equipment  Two to ten years
 Leasehold improvements.  The lesser of the life of the lease or asset

Landlord construction allowances are recorded as accrued rent and other long term liabilities, and are amortized as a reduction of rent expense over the life of the related lease.

We charge maintenance and repairs to expense as they are incurred. We capitalize improvements and betterments which materially prolong the useful lives of the assets. As property is retired or sold, we remove the cost and related accumulated depreciation from the accounts, and we recognize gains or losses in the statements of income.

CAPITALIZED SOFTWARE COSTS
We capitalize certain external and internal costs associated with computer software and significant enhancements to software features of existing products. We amortize the costs utilizing the straight-line method over the estimated economic lives of the software, which range from three to seven years. Total costs capitalized were $17,522,000 and $15,128,000 at January 29, 2005 and January 31, 2004, respectively. Accumulated amortization related to these assets was $12,195,000 and $10,016,000 at January 29, 2005 and January 31, 2004, respectively.

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

GOODWILL
We test goodwill for impairment at least annually, as of the end of the fiscal year, and whenever conditions indicate that such an impairment could exist. Goodwill is tested for impairment by comparing the estimated fair value of our net assets to their carrying value. If the carrying value exceeds the estimated fair value, we calculate the implied value of goodwill and recognize an impairment loss. No impairment was recorded in Fiscal 2004, Fiscal 2003 or Fiscal 2002.

REVENUE RECOGNITION
We recognize revenue when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are net of returns and exclude sales tax.

We include in revenues amounts collected from customers for shipping and handling orders. In Fiscal 2004, Fiscal 2003 and Fiscal 2002, these revenues totaled $7,149,000, $6,566,000 and $4,626,000, respectively. The associated shipping and handling expenses are included in cost of sales.

GIFT CERTIFICATES
We record proceeds from the sale of gift cards and certificates as a liability at the time we receive them. When the holder of the card or certificate redeems it for merchandise, we relieve the liability and recognize revenue.

COST OF SALES, BUYING AND STORE OCCUPANCY COSTS
We include in cost of sales all costs associated with the purchase of product including, but not limited to, vendor cost, inbound transportation costs, duties, commission, inspections, quality control, warehousing and outbound transportation costs. Buying costs include expenses associated with our buying department, consisting primarily of salaries, travel, product development and product sample costs. Store occupancy costs include costs such as rent, common area maintenance charges, utilities and depreciation and amortization of leasehold improvements and other fixed assets relating to our retail locations.

ADVERTISING COSTS
We expense advertising costs the first time the advertising takes place. During Fiscal 2004, Fiscal 2003 and Fiscal 2002, advertising expense was $29,018,000, $27,604,000 and $20,258,000, respectively.

INCOME TAXES
We use the liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We assess the realizability of deferred tax assets based on available evidence and, if necessary, provide a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment, and the fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity.

All unremitted earnings of the foreign subsidiary are considered to be permanently reinvested. Accordingly, no U.S. deferred taxes have been provided on such earnings.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Such amounts are included in accumulated other comprehensive income
(loss) within stockholders' equity and consist of the cumulative effect of foreign currency translation adjustments. There is no tax effect on the cumulative effect of foreign currency translation adjustments as undistributed earnings of the Canadian subsidiary are considered to be permanently reinvested and will continue to be reinvested in this subsidiary in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIEs") in which the enterprise absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE. In December 2003, the FASB amended and clarified FIN 46 by issuing FIN 46R. During Fiscal 2004, we adopted the provisions of FIN 46R. The adoption of FIN 46R did not have a material impact on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. SFAS 151 is effective for Fiscal 2006, at which time we will adopt the provisions of the standard. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123R (Revised 2004), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.

EARNINGS (LOSS) PER SHARE
Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

The computation for basic and diluted earnings (loss) per share are as follows (in thousands, except per share amounts):

                                                    Fiscal Year Ended

                                           January 29,  January 31, February 1,
                                              2005        2004       2003
                                                        (restated) (restated)
Numerator:
    Net income (loss).......                 $(12,205)     $9,866     $7,228

Denominator for basic earnings per share:
    Average common shares outstanding           35,697     34,649     33,048

Denominator for diluted earnings per share:
    Average common shares outstanding           35,697     34,649     33,048
    Stock options...........                         *        314        227
    Deferred director compensation                   *          3         23
                                                35,697     34,966     33,298

Basic earnings (loss) per share                 $(.34)       $.28       $.22
Diluted earnings (loss) per share               $(.34)       $.28       $.22


During  Fiscal 2004,  we  reported  a  net  loss.   Accordingly,  common  stock
equivalents would be anti-dilutive during the period and, thus, are not included in the computation of diluted loss per share. At January 29, 2005, 3,114,000 stock options and 51,000 units of deferred director compensation were potentially dilutive securities which were excluded from the computation.

STOCK-BASED COMPENSATION
We apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, in accounting for our stock-based incentive plans. No compensation expense related to grants of stock options has been reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market price of Bombay's common stock on the date of grant. Compensation expense related to grants of restricted stock is measured as the quoted market price of Bombay's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. For purposes of the pro forma disclosures below, the estimated fair value of the options is recognized as expense over the vesting period (in thousands):


                                                        Fiscal Year Ended

                                               January 29, January 31, February 1,
                                                  2005        2004        2003
                                                          (restated) (restated)
Net income (loss) as reported                   $(12,205)    $ 9,866     $7,228
Stock-based compensation expense
  determined under SFAS 123, net of tax           (1,767)    (1,196)      (925)
Net income (loss), pro forma                    $(13,972)    $ 8,670     $6,303

Basic earnings (loss) per share, as reported        (.34)        .28        .22
Diluted earnings (loss) per share, as reported      (.34)        .28        .22
Basic earnings (loss) per share, pro forma          (.39)        .25        .19
Diluted earnings (loss) per share, pro forma        (.39)        .25        .19


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                Fiscal Year Ended
                       January 29, January 31,  February 1,
                          2005       2004       2003
Expected volatility       64.1%      65.7%      63.9%
Expected life years         6          5          6
Expected dividends.         *          *          *
Risk-free interest rate   4.10%      3.57%      5.21%

The weighted average fair value, as of the date of grant, of options granted during Fiscal 2004, Fiscal 2003 and Fiscal 2002 was $3.96, $3.95 and $1.71, respectively.


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fourth quarter of Fiscal 2004, we began an
evaluation of our lease accounting practices and determined that it was appropriate to restate previously issued financial statements. Historically, we have recognized store lease expense on a straight-line basis beginning on the date that the store opened. This generally had the effect of excluding the pre-opening store build out, fixturing and merchandise stocking periods during which the Company typically had no rent payments. Based upon our evaluation of our lease accounting practices, we have adopted an accounting policy to capitalize rent during the construction period and recognize straight-line rent expense upon the store becoming substantially complete and ready for its intended use, which results in us recording rent expense during the merchandise stocking periods.

Additionally, in prior periods, we reflected proceeds from landlord construction allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. We have restated our historical Fiscal 2003 and Fiscal 2002 Consolidated Statements of Cash Flows to reflect such proceeds as a component of cash flows from operating activities.

The effects of these restatements were as follows (in thousands):


                                            Fiscal Year Ended January  31, 2004

                                                         Impact of
                                          As Reported   Restatement   As Restated

CONSOLIDATED BALANCE SHEET
Leasehold improvements..                     $103,295     $10,007       $113,302
Property and equipment, at cost               150,141      10,007        160,148
Accumulated depreciation                     (82,034)      (5,426)       (87,460)
Net property and equipment                     68,107       4,581         72,688
Deferred taxes..........                          372         221            593
Total assets............                      264,933       4,802        269,735
Accrued rent and other
   long term liabilities                       18,217       5,172         23,389
Retained earnings.......                       86,312        (370)        85,942
Total stockholders' equity                    191,387        (370)       191,017
Total liabilities and stockholders' equity    264,933        4,802       269,735

CONSOLIDATED STATEMENT OF OPERATIONS
Cost of sales, buying and
   store occupancy costs                     $421,322         $137      $421,459
Income before income taxes                     16,222         (137)       16,085
Provision for income taxes                      6,271          (52)        6,219
Net income..............                        9,951          (85)        9,866
Basic earnings per share                         $.29        $(.01)         $.28
Diluted earnings per share                       $.28        $(.00)         $.28

CONSOLIDATED STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities.                     $(8,682)       $11,900       $3,218
Net cash used in
   investing activities.                     (28,990)       (11,900)     (40,890)



                                            Fiscal Year Ended February 1, 2003

                                                      Impact of
                                     As Reported     Restatement      As Restated
CONSOLIDATED STATEMENT OF OPERATIONS
Cost of sales, buying and
   store occupancy costs               $349,599           $(17)         $349,582
Income before income taxes               12,275             17            12,292
Provision for income taxes                5,058              6             5,064
Net income.............                   7,217             11             7,228
Basic earnings per share                   $.22           $.00              $.22
Diluted earnings per share                 $.22           $.00              $.22


CONSOLIDATED STATEMENT OF CASH FLOWS
Net cash provided by
   operating activities.                $25,626        $ 3,525          $ 29,151
Net cash used in
   investing activities.                 (9,935)        (3,525)          (13,460)


The effects of the restatement on years prior to Fiscal 2002 resulted in an adjustment to reduce stockholders' equity as of February 2, 2002 by $301,000.

NOTE 3 - STORE IMPAIRMENTS

We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life using a probability-weighted approach to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets' fair value and carrying value. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Following the holiday selling season in our fourth fiscal quarter, we reviewed our real estate portfolio for impairment, focusing on store locations currently operating at a loss. Of the 502 Company-owned stores open as of January 29, 2005, ten stores were identified for which the carrying amounts of the store assets were not expected to be recoverable. As a result of the review, we recorded an impairment charge to buying and occupancy costs of $534,000 to reduce the carrying value of the assets to their estimated net realizable values. Similar reviews, performed in Fiscal 2003 and Fiscal 2002, resulted in charges to buying and occupancy costs of $244,000 and $693,000, respectively.


NOTE 4 - DEBT

Effective September 29, 2004, we entered into a secured credit agreement with a group of banks, pursuant to a credit agreement with Wells Fargo Retail Finance, LLC, as Arranger and Administrative Agent. The facility replaced our previous $75 million facility, all indebtedness under which was repaid coincident with the closing of the new facility. The new facility is comprised of separate lines of credit in the United States and in Canada, with separate availability bases. The United States and Canadian lines are secured by inventory, receivables and certain other assets of the Company and its United States subsidiaries. The Canadian line is also secured by certain assets of the Company's Canadian subsidiary, which can borrow up to US$18 million under the line in certain circumstances. Aggregate borrowings under the United States and Canadian lines cannot exceed $125 million, except as noted below.

The facility may be used for working capital, inventory financing, and letter of credit needs. Borrowings under the facility may be made, at the Company's option and, subject to certain limitations, in the form of loans or by the issuance of bankers' acceptances with respect to inventory purchases. Loans under the facility bear interest, at the Company's option, at either the prime lending rate of Wells Fargo Bank, National Association, or the LIBOR rate plus a margin of 1.00% to 1.75%, with such margin depending on the amount by which the average available commitment exceeds usage under the line. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. The aggregate commitment under the facility can be increased to $175 million prior to September 15, 2007, at the request of the Company. The facility expires September 15, 2009.

The credit agreement contains no covenants regarding the maintenance of financial ratios, but does include other customary covenants including, but not limited to, the maintenance of certain minimum availability under the facility; reporting of certain financial and operational information to the lender; and limitations regarding the incurrence of other debt, creation of liens, certain investments, sales, transfers and dispositions of assets. Throughout Fiscal 2004, and continuing, we have been in compliance with all covenants of the credit agreement. The credit agreement allows us to pay dividends, so long as: no default or event of default has occurred and is continuing; immediately after giving effect thereto, availability exceeds usage under the line by at least $25 million; and certain other conditions are satisfied. We are not currently, nor have we been, restricted from paying such dividends.

At January 29, 2005, total availability under the facility was $70,200,000. There were no borrowings as of January 29, 2005. Letters of credit totaling $8,812,000, primarily to support inventory purchases, were outstanding, and $61,388,000 was available for additional borrowings or letters of credit. Interest expense and negotiated fees for Fiscal 2004, Fiscal 2003 and Fiscal 2002, totaled $1,334,000, $1,086,000 and $617,000, respectively.

NOTE 5 - INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) for domestic and foreign income taxes are shown below (in thousands):

                                              Fiscal Year Ended

                                     January 29, January 31, February 1,
                                         2005       2004        2003
                                                 (restated) (restated)
Income (loss) before income taxes:
   Domestic...........                  $(20,632)    $11,790    $11,159
   Foreign............                      1,966      4,295      1,133
                                        $(18,666)    $16,085    $12,292
Provision (benefit) for income taxes:
   Current:
       Federal........                   $(2,360)   $(1,019)    $ 5,065
       Foreign........                        717      1,729        884
       State and local                        303      (176)        498
                                          (1,340)        534      6,447
   Deferred (prepaid):
       Federal........                    (4,650)      5,009    (1,298)
       Foreign........                        194         42         57
       State and local                      (665)        634      (142)
                                          (5,121)      5,685    (1,383)
Total provision (benefit)
   for income taxes...                   $(6,461)    $ 6,219    $ 5,064



The effective tax rate differs from the federal statutory tax rate for the following reasons:



                                          Fiscal Year Ended

                                 January 29, January 31,  February 1,
                                     2005       2004         2003
                                             (restated)   (restated)
Federal statutory tax rate            (34.0)%      34.0%          34.0%
Increase in effective tax rate
   rate due to:
        Foreign income taxes            1.3         1.7            4.6
        State and local taxes,
            net of federal income
            tax benefit                (1.3)        1.9            1.9
        Other, net..                    (.6)        1.1             .7
             Effective tax rate       (34.6)%      38.7%          41.2%

Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                          January 29, January 31,
                                             2005       2004
                                                      (restated)
Deferred tax liabilities:
    Depreciation............               $(5,001)   $(4,432)
    Other...................                (2,289)    (1,357)
                                            (7,290)    (5,789)
Deferred tax assets:
    Accrued rent............                  5,041      4,288
    NOL and credit carryforwards              5,982          *
    Inventory valuation.....                  2,366      2,505
    Accrued insurance.......                  1,385      1,314
    Other...................                  1,893      1,938
                                             16,667     10,045
       Net deferred tax assets              $ 9,377    $ 4,256

Deferred tax assets, net of liabilities:
    Current.................                 $4,324     $4,189
    Non-current.............                  5,053         67
         Total..............                 $9,377     $4,256

As of January 29, 2005, we have recorded net deferred tax assets of $9,377,000, including federal net operating loss carryforwards of $4,688,000, expiring in Fiscal 2024, state net operating loss carryforwards of $589,000, expiring in Fiscal 2005 through Fiscal 2024 and general business credits, foreign tax credits and other tax carryforwards of $705,000, expiring in Fiscal 2013 through Fiscal 2024, recorded during Fiscal 2004 as a result of our net taxable loss exceeding amounts for which a carryback was available.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of the assets, our past results, the existence of cumulative losses in recent years, our forecast of future taxable income and on-going prudent and feasible tax planning strategies. A significant factor impacting our evaluation of the deferred tax assets recorded as of January 29, 2005, was the net loss recognized for Fiscal 2004 and the likelihood that losses will continue in future years.

Based upon our evaluation, we have concluded that it is more likely than not that the benefit of the deferred tax assets will be realized and, thus, no valuation allowance has been established as of January 29, 2005. However, if our plans for the return to profitability in the future do not come to fruition or if other conditions indicate that the benefit of the deferred tax assets is more likely than not to be realized, we will record a valuation allowance to reduce the assets to their realizable value. Such valuation allowance, if established, would serve to increase our tax expense and reduce net income in the period in which it would be recorded.

The Internal Revenue Service has completed its examination of federal income tax returns through Fiscal 2001, and will be examining Fiscal 2002 through Fiscal 2004 in the near future. Additionally, we are routinely involved in state and local income tax audits and, from time to time, foreign jurisdiction tax audits. We have paid or accrued any liabilities associated with these audits, and do not expect them to have a material effect on the Company's consolidated financial statements.


NOTE 6 -  LEASES

We lease all of our retail locations and distribution centers under non-cancelable operating leases whose initial terms typically have 10-year terms, expiring between 2005 and 2016, and may include options that permit renewal for additional periods. We also lease certain equipment and our field office facilities under non-cancelable operating leases whose terms typically range from 3 to 5 years. During the fourth quarter of Fiscal 2004, we began an evaluation of our lease accounting practices and have revised our lease accounting practices to capitalize rent during the construction period and recognize straight-line expense upon the store becoming substantially complete and ready for its intended use, which results in us recording rent expense during the merchandise stocking periods. As a result, we restated our consolidated financial statements for Fiscal 2003 and Fiscal 2002. See further discussion in Note 2.

Minimum rental commitments include step rent provisions, escalation clauses, capital improvement funding and other lease concessions, which are recognized on a straight-line basis over the primary lease term which includes the pre-opening store build out, fixturing and merchandise stocking period. In addition to minimum rental payment, certain leases require additional contingent rentals based on a percentage of the store's sales volumes exceeding specified levels as well as reimbursement for real estate taxes, common area maintenance, insurance and certain other costs.

Rental  expense   included  in  the  accompanying  consolidated  statements  of operations for operating leases was (in thousands):

                  Fiscal   Fiscal    Fiscal
                   2004     2003      2002
                         (restated)(restated)
Minimum rentals.  $58,286   $58,470   $50,543
Contingent rentals    296       482       211
  Total.........  $58,582   $58,952   $50,754


Minimum rental commitments that have initial or remaining noncancelable lease terms in excess of one year for future fiscal years are as follows (in thousands):

Fiscal
2005....... $ 45,447
2006.......   43,836
2007.......   42,433
2008.......   39,426
2009.......   37,129
Thereafter.  110,729
            $319,000


NOTE 7 - COMMITMENTS AND CONTINGENCIES

As of January 29, 2005, we have outstanding unconditional purchase orders totaling $163,784,000 relating to the acquisition of inventory in Fiscal 2005.

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.


NOTE 8 - EMPLOYEE BENEFIT PLANS

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

The Bombay Company, Inc. Stock Purchase Program ("SPP") is open to all full-time employees who have at least 90 days of service. Each participant may contribute 1% to 10% of qualifying compensation, to a maximum annual contribution of $21,250. Contributions are used to purchase shares of Bombay common stock at a discount of 15% from the lesser of the fair market price at the beginning or at the end of the investment period. The participants' shares are fully vested upon purchase. Participants' shares are held by a third-party administrator until the respective participant requests a distribution.

Total Bombay contributions to these plans for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $756,000, $714,000 and $723,000, respectively.


NOTE 9 - COMMON STOCK AND STOCK OPTIONS

Our Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of Bombay's stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. During Fiscal 2003 and Fiscal 2002, 9,000 and 13,000 shares, respectively, were acquired at an aggregate cost of $69,000 and $31,000, respectively. Treasury shares are used for various employee and director stock plans as the need arises.

The Bombay Company, Inc. 1996 Long Term Incentive Stock Plan ("Employee Plan") provides for the granting of options and other types of stock-related awards under the 1996 plan to officers and key management employees. At January 29, 2005, the option shares reserved for the Employee Plan was 4,511,002. The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable annually at a rate of 33% per year beginning one year after the grant date. Shares available for additional grants were 1,458,720; 1,795,138 and 2,432,019 at January 29, 2005, January 31, 2004 and
February 1, 2003, respectively.

The Bombay Company, Inc. Non-Employee Director Equity Plan ("Director Plan") provides for the granting of options to members of the Board of Directors who are neither Bombay employees nor officers. At January 29, 2005, the option shares reserved for the Director Plan were 451,444. The option price is fixed at the market price on the date of the grant. The option grant, initial and annual, is 10,000 shares, with an additional 2,500 shares for the Lead Director and each of the committee chairs. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date. Shares available for additional grants were 55,185; 116,469 and 325,196 at January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

The Director Plan also allows directors the option to receive retainer and meeting fees in the form of Bombay common stock or to defer receipt of such fees in the form of stock units. To the extent that a director elects to defer at least 50% of the annual retainer, the director is paid an additional 25% of the amount of the deferral, also in the form of stock units. Deferred amounts are credited to an account for such director in units equivalent to Bombay common stock.

The following table includes option information for the Employee Plans and Director Plan:

                                                       Weighted
                            Number      Option Price    Average
Stock Option Activity      Of Shares     Per Share    Option Price
February 2, 2002.          4,230,585   $1.75 - 25.75      $4.59
    Options granted        1,200,388     2.38 - 5.02       2.71
    Options exercised       (595,703)    2.65 - 5.44       3.91
    Options canceled      (1,547,000)   2.38 - 25.75       4.55
February 1, 2003.          3,288,270    1.75 - 25.75       4.05
    Options granted        1,248,800    4.54 - 13.52       6.75
    Options exercised     (1,603,784)   1.75 - 15.88       3.93
    Options canceled        (221,966)   1.75 - 25.75       8.53
January 31, 2004.          2,711,320    2.06 - 15.88       5.03
    Options granted        1,005,500     4.52 - 7.07       6.42
    Options exercised       (252,883)    1.75 - 5.48       3.27
    Options canceled        (349,941)   2.38 - 15.88       5.78
January 29, 2005.          3,113,996    2.06 - 13.52       5.55
Exercisable at:
    February 1, 2003       1,821,900    1.75 - 25.75       4.96
    January 31, 2004         786,709    2.06 - 15.88       4.43
    January 29, 2005       1,408,467    2.06 - 13.52       4.72

The following table summarizes stock options outstanding at January 29, 2005:



                 Outstanding                        Exercisable

                         Weighted  Weighted                Weighted
   Exercise               Average   Average                Average
     Price               Remaining Exercise                Exercise
     Range       Shares    Life      Price        Shares    Price
 $2.06 - 2.48    345,483   7.0     $ 2.39         192,608  $ 2.34
  2.55 - 2.94    291,139   6.5       2.75         263,990    2.74
  3.00 - 3.94    203,913   5.8       3.42         197,246    3.42
  4.00 - 4.97    505,985   6.9       4.65         286,873    4.62
  5.00 - 5.90    635,142   8.7       5.67         117,977    5.49
  6.00 - 7.89    641,200   8.4       6.87         175,637    6.73
 9.13 - 13.52    491,134   8.1       9.39         174,136    9.38
               3,113,996   7.7     $ 5.55       1,408,467  $ 4.72


The exercise of non-qualified stock options in Fiscal 2004, Fiscal 2003 and Fiscal 2002 resulted in income tax benefits of $212,000, $3,283,000 and $155,000, respectively, which were credited to additional paid-in capital. The income tax benefits are the tax effect of the difference between the market price on the date of exercise and the option price.

The Bombay Company, Inc. 1996 Long Term Incentive Stock Plan provides for the granting of restricted stock to officers and key management employees. Restricted stock grants are generally issued in separate tranches, which vest in designated increments, generally 12 to 36 months, contingent upon continued employment of the award recipient. The market value of the restricted stock at the date of grant is recorded as deferred compensation, a component of stockholders' equity, and is charged to expense over the respective vesting periods. If restricted stock is unvested at the time when an award recipient leaves the employment of the Company, the shares are canceled, the related amounts are removed from deferred compensation and amounts previously expensed for the unvested shares are reversed. The following table summarizes restricted stock issued under the 1996 Long Term Incentive Stock Plan:

                                              Weighted
                                    Number     Average
    Restricted Stock Activity     Of Shares  Grant Price
Unvested at February 2, 2002        200,000
    Shares granted.........          75,000     $4.89
    Shares vested and distributed  (65,000)
    Shares canceled........       (120,000)
Unvested at February 1, 2003         90,000
    Shares granted.........         131,256     $9.05
    Shares vested and distributed  (15,000)
    Shares canceled........        (50,000)
Unvested at January 31, 2004        156,256
    Shares granted.........         280,480     $6.29
    Shares vested and distributed  (35,000)
    Shares canceled........        (75,000)
Unvested at January 29, 2005        326,736

During Fiscal 2004, Fiscal 2003 and Fiscal 2002, $691,000, $329,000 and $66,000
was recognized as net compensation expense in conjunction with the restricted stock grants.


NOTE 10 - SHAREHOLDERS' RIGHTS PLAN

We have a shareholders' rights plan under which each share of Bombay common stock includes one Preferred Share Purchase Right ("Right") entitling the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $50. The Rights, which have ten year terms expiring in 2005, are exercisable if a person or group acquires 15% or more of the common stock of Bombay or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the outstanding common stock of Bombay, each Right will entitle the holder to purchase, at the Right's exercise price, a number of shares of Bombay common stock having a market value of twice the Right's exercise price. If Bombay is acquired in a merger or other business combination transaction after a person or group acquires 15% or more of our common stock, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of the acquiring company's common stock having a market value of twice the Right's exercise price. The Rights are redeemable at one cent per Right at any time before they become exercisable. We are currently evaluating what action, if any, we will take upon the expiration of this Plan.


NOTE 11 - STOCK PURCHASE LOANS

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

During Fiscal 2002, $17,000 in interest income was recognized related to the loans.


NOTE 12- PLANNED DIVESTITURE OF BAILEY STREET TRADING COMPANY

On November 17, 2004, our Board of Directors approved the divestiture of our Bailey Street Trading Company (" Bailey Street") wholesale operations. This action was taken to allow management to focus on improving the performance of our core businesses as well as to provide capital to support the continued expansion of those businesses. Substantially all of the assets of Bailey Street consist of inventory and receivables. As a result of the decision to exit the operations, we expect to take a non-cash charge of approximately $2 million in connection with vacating our 200,000 square foot leased distribution center in Gilbertsville, PA. Other charges in connection with the divestiture are not expected to be material. We are currently in the process of assessing sale and liquidation scenarios as well as a combination of both. We would expect to complete the disposal of the operations and/ or liquidation of substantially all of the Bailey Street assets during Fiscal 2005.


NOTE 13 - GEOGRAPHIC AREAS

We operate primarily in one industry segment, specialty retailing. Greater than 90% of all revenues results from the sale of home furnishings and accessories through retail stores in the United States and Canada. The remaining portion of our revenues results from the sale of home furnishings and accessories through our wholesale operations, direct-to-customer retail operations and related shipping charges. Our wholesale and direct-to-customer operations have been immaterial to our operations and financial results to-date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenues and long-lived assets by geographic area (in thousands):

                              Fiscal Year Ended
                  January 29,  January 31,  February 1,
                     2005         2004         2003
                               (restated)   (restated)
Net revenues:
    United States    $505,499   $526,219     $442,339
    Canada.....        70,588     70,216       51,661
        Total..      $576,087   $596,435     $494,000

Long-lived assets:
    United States     $91,093    $72,356      $49,435
    Canada.....         7,136      6,247        4,253
       Total...       $98,229    $78,603      $53,688

                      UNAUDITED QUARTERLY FINANCIAL DATA
                   The Bombay Company, Inc. and Subsidiaries
                   (In thousands, except per share amounts)


The following table contains selected quarterly consolidated financial data for Fiscal 2004 and Fiscal 2003 that was prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments necessary for a fair statement, in all material respects, of the information set forth herein on a consistent basis. As discussed in Note 2, the Company has restated its previously issued financial statements to reflect revisions to our lease accounting policy. The following table includes the effect of the restatement on previous periods:

                                 January 29,  October 30, July 31,   May 1,
                                    2005         2004       2004      2004
                                              (restated) (restated)(restated)
Net revenues........                $203,358   $126,669  $122,479   $123,581
Gross profit........                  58,421     31,747    27,399     29,959
Net income (loss)...                   7,198    (7,328)   (6,332)    (5,743)

Basic earnings (loss) per share          .20      (.20)     (.18)      (.16)
Diluted earnings (loss) per share        .20      (.20)     (.18)      (.16)

                                 January 31,  November 1, August 2,  May 3,
                                    2004         2003       2003     2003
                                  (restated)  (restated) (restated)(restated)
Net revenues........                $211,564   $135,361  $130,273   $119,237
Gross profit........                  67,158     39,091    35,381     33,346
Net income (loss)...                  12,145      (225)     (786)    (1,268)

Basic earnings (loss) per share          .34      (.01)     (.02)     (.04)
Diluted earnings (loss) per share        .33      (.01)     (.02)     (.04)


The following table contains selected quarterly consolidated financial data for Fiscal 2003 and the first three fiscal quarters of Fiscal 2004 as previously reported in the Company's Quarterly Reports on Form 10-Q as filed with the SEC:

                                                 October 30,    July 31,       May 1,
                                                    2004          2004         2004
                                              (as reported)  (as reported) (as reported)

Net revenues........                               $126,669     $122,479     $123,581
Gross profit........                                 31,813       27,405       29,955
Net loss............                                (7,286)      (6,328)      (5,746)

Basic loss per share                                  (.20)        (.18)        (.16)
Diluted loss per share                                (.20)        (.18)        (.16)

                                  January 31,    November 1,   August 2,       May 3,
                                     2004           2003         2003          2003
                                 (as reported)  (as reported) (as reported) (as reported)
Net revenues........                  $211,564     $135,361     $130,273     $119,237
Gross profit........                    67,150       39,215       35,410       33,338
Net income (loss)...                    12,140        (148)        (768)      (1,273)

Basic earnings (loss) per share            .34        (.00)        (.02)        (.04)
Diluted earnings (loss) per share          .33        (.00)        (.02)        (.04)


                               INDEX TO EXHIBITS
                   The Bombay Company, Inc. and Subsidiaries


Filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Number   Description
 3(a)  - Restated Certificate of Incorporation dated January 1, 1993 and Certificate of Amendment of the Restated Certificate of
         Incorporation dated March 31, 1993.
 3(b)  - Bylaws, as amended and restated effective May 21, 1997.

 4(a)  - Preferred Stock Purchase Rights Plan.

 4(b)  - Amendment to Preferred Stock Purchase Rights Plan. (5)

10(a)  - Form of Indemnification Agreement.  (7)
10(b)  - The Bombay Company, Inc. Supplemental Stock Program.
10(c)  - Executive Long Term Disability Plan.

10(d)  - The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan.

10(e)  - Form of Option Award Agreement under the 1996 Long-Term Incentive Stock Plan.

10(f)  - Form of Restricted Stock Agreement under the 1996 Long-Term Incentive Stock Plan.

10(g)  - The Bombay Company, Inc. Amended and Restated 2001 Non-Employee Directors'
         Equity Plan. (2)

10(h)  - Form of Option Award Agreement under the Amended and Restated 2001 Non-Employee Directors' Equity Plan. (2)

10(i)  - Executive Management Incentive Compensation Plan. (4)

10(j)  - Employment Letter with Donald V. Roach. (3)

10(k)  - Employment Letter with Brian N. Priddy. (3)

10(l)  - Employment Agreement with James D. Carreker. (6)

10(m)  - Restricted Stock Agreement with James D. Carreker. (6)

10(n)  - Restricted Stock Agreement with James D. Carreker. (8)

10(o)  - Stock Option Agreement with James D. Carreker. (6)

10(p)  - Employment Letter with Lucretia D. Doblado. (7)

10(q)  - Employment Letter with Steven C. Woodward. (8)

10(r)  - Loan and Security Agreement by and among The Bombay Company, Inc. and each of its subsidiaries that are signatories thereto as Borrowers, the lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC as
         Arranger and Administrative Agent, dated September 29, 2004. (9)

10(s)  - First Amendment to Loan and Security Agreement, dated November 24, 2004.

  14   - Code of Business Conduct and Ethics. (7)

                   The Bombay Company, Inc. and Subsidiaries


Number   Description

  21   - Subsidiaries of the Registrant. (1)

  22   - Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy
         Statement are incorporated herein by reference and are identified by reference to caption in the text of this report).
         (10)

  23   - Consent of PricewaterhouseCoopers LLP.

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

(2)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 2, 2002. Such Exhibit is incorporated herein by reference.

(3)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002. Such Exhibit is incorporated herein by reference.

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

(6)Filed with the Commission as an Exhibit to the Company's Quarterly Report
   on Form 10-Q for the quarterly  period  ended August 2, 2003.   Such Exhibit
   is incorporated herein by reference.

(7)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. Such Exhibit is incorporated herein by reference.

(8)Filed with the Commission as an Exhibit to the Company's Quarterly
   Report on Form 10-Q for the quarterly period ended    July 31, 2004.

(9)Filed with the Commission as an Exhibit to the Company's Form 8-K/A on October 29, 2004. Such Exhibit is incorporated herein by reference.

(10)To be filed with the Commission on or about May 6, 2005.

                                       52