Form 10-Q
period 2005-04-30
BOMBAY COMPANY INC
filed 2005-06-09
CIK 96287

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class           Number of shares outstanding at May 28, 2005

Common stock, $1 par value                 36,123,425

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                           Quarter Ended April 30, 2005



                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
Item                                                              Page No.


1.Financial Statements.........................................      3-10

2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations.........................      11-17

3.Quantitative and Qualitative Disclosures About Market Risk...       18

4.Controls and Procedures......................................       18



                           PART II -- OTHER INFORMATION


6.Exhibits and Reports on Form 8-K.............................        19

 Signatures....................................................       20



                          THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                            Consolidated Statements of Operations
                          (In thousands, except per share amounts)
                                         (Unaudited)
                                                                 Three Months Ended

                                                                    April 30,    May 1,
                                                                       2005       2004
                                                                               (restated)
Net revenue.................................                         $122,111   $123,581

Costs and expenses:
               Cost of sales, buying and store occupancy costs        95,253     93,622
               Selling, general and administrative expenses           40,059     39,320
                 Operating loss                                      (13,201)    (9,361)

Other income (expense):
               Interest income.............................                8         22
               Interest expense............................            (320)         --

Loss before income taxes....................                         (13,513)    (9,339)
Benefit for income taxes.....................                         (5,513)    (3,596)

               Net loss....................................          ($8,000)   ($5,743)

Basic and diluted loss per share.............                          ($.22)     ($.16)

Average common shares outstanding............                         35,939     35,430








The accompanying notes are an integral part of these consolidated financial statements.


                                         Consolidated Balance Sheets
                                            (Dollars in thousands)
                                                 (Unaudited)

                                                     April 30,        January 29,          May 1,
                                                       2005              2005              2004
                                                                                         (restated)

ASSETS
Current assets:
   Cash and cash equivalents................           $ 10,386          $  9,168          $ 14,567
   Inventories..............................            151,549           144,702           131,122
   Other current assets.....................             32,783            27,022            28,072
      Total current assets....................          194,718           180,892           173,761

Property and equipment, net..............                92,746            92,012            73,902
Goodwill, less amortization..............                   423               423               423
Other assets.............................                10,445            10,846             6,000
      Total assets............................         $298,332          $284,173          $254,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings..........................           $ 28,361      $         --      $         --
   Accounts payable and accrued expenses....             41,527            48,997            30,851
   Accrued payroll and bonuses..............              4,202             5,660             3,821
   Gift certificates redeemable.............              7,850             8,312             6,404
   Accrued insurance........................              4,029             4,081             3,699
      Total current liabilities...............           85,969            67,050            44,775

Accrued rent and other long term liabilities             37,942            35,192            23,932

Stockholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized.............              --                --                --
   Common stock, $1 par value, 50,000,000
      shares authorized, 38,149,646 shares issued       38,150            38,150             38,150
   Additional paid-in capital...............             79,743           79,700             79,497
   Retained earnings........................             65,737           73,737             80,199
   Accumulated other comprehensive income (loss)           794               944               (261)
   Common shares in treasury, at cost, 2,084,410;
      2,259,261 and 2,611,544 shares, respectively      (8,554)           (9,268)           (10,713)
   Deferred compensation....................            (1,449)           (1,332)            (1,493)
      Total stockholders' equity..............          174,421          181,931            185,379

Total liabilities and stockholders' equity             $298,332         $284,173           $254,086


The accompanying notes are an integral part of these consolidated financial statements.


                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows
                                      (Dollars in thousands)
                                           (Unaudited)
                                                                         Three Months Ended
                                                                           April 30,   May 1,
                                                                             2005       2004

                                                                                     (restated)
Cash flows from operating activities:
   Net loss.............................................                    ($8,000)  ($5,743)
   Adjustments to reconcile net loss to net cash from operating activities:
                Depreciation and amortization.......................         4,5811     4,441
                Restricted stock compensation.......................            255       154
                Deferred taxes and other............................            683      (177)
   Change in assets and liabilities:
                Increase in other assets............................         (6,981)   (3,257)
                (Increase) decrease in inventories..................         (7,062)    7,344
                Decrease in current liabilities.....................         (9,389)   (9,664)
                Increase in noncurrent liabilities..................            261       654
   Landlord construction allowances.....................                      3,149       505
   Net cash used in operating activities                                    (22,503)   (5,743)

Cash flows from investing activities:
                Purchases of property and equipment.................         (5,011)   (5,731)
                Proceeds from sales of property and equipment........           --         23
   Net cash used in investing activities................                     (5,011)   (5,708)

Cash flows from financing activities:
                Net bank borrowings.................................         28,361        --
                Sale of stock to employee benefit plans.............              6        15
                Proceeds from the exercise of employee stock options.           317       233
   Net cash provided by financing activities............                     28,684       248

Effect of exchange rate change on cash...............                            48       151

Net increase (decrease) in cash and cash equivalents.                         1,218   (11,052)
Cash and cash equivalents at beginning of period.....                         9,168    25,619
Cash and cash equivalents at end of period...........                       $10,386   $14,567

Supplemental disclosure of cash flow information:
    Interest paid.......................................                       $274    $   --
    Income taxes paid...................................                        241        10
    Non-cash investing and financing activities:
      Distributions of restricted stock.................                        372       795
      Distribution of director fees.....................                         52        21
      Capitalization of construction period rent........                        170       297

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)    Basis of Presentation

  In the opinion of the Company, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay"), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2005 and May 1, 2004, the results of operations for the three months then ended, and cash flows for the three months then ended in accordance with the rules of the Securities and Exchange Commission. The results of operations for the three-month periods ended April 30, 2005 and May 1, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2004 Annual Report on Form 10-K.


(2)    Restatement of Previously Issued Financial Statements

    During the fourth quarter of Fiscal 2004, the Company began an evaluation of its lease accounting practices and determined that it was appropriate to restate previously issued financial statements. Historically, the Company has recognized store lease expense on a straight-line basis beginning on the date that the store opened. This generally had the effect of excluding the pre-opening store build out, fixturing and merchandise stocking periods during which the Company typically had no rent payments. Based upon the evaluation of its lease accounting practices, the Company adopted an accounting policy to capitalize rent during the construction period and recognize straight-line rent expense upon the store becoming substantially complete and ready for its intended use, which results in recording rent expense during the merchandise stocking periods.

    Additionally,  in  prior  periods,   proceeds  from  landlord  construction
allowances  were  reflected  as  a  component  of  cash  flows  from  investing activities in the Consolidated Statements of Cash Flows. The historical Consolidated Statement of Cash Flows for the fiscal quarter ended May 1, 2004 has been restated to reflect such proceeds as a component of cash flows from operating activities.

    The effects of these restatements were as follows (in thousands):


                                      Fiscal Quarter Ended May 1, 2004

                                              Impact of
                              As Reported   Restatement  As Restated
CONSOLIDATED BALANCE SHEET
Property and equipment, net     $69,222        4,680       $73,902
Other assets.............         5,779          221         6,000
Total assets.............       249,185        4,901       254,086
Accrued rent and other
   long term liabilities.        18,664        5,268        23,932
Retained earnings........        80,566         (367)       80,199
Total stockholders' equity      185,746         (367)      185,379
Total liabilities and
   stockholders' equity..       249,185        4,901       254,086



CONSOLIDATED STATEMENT
   OF OPERATIONS
Cost of sales, buying and
   store occupancy costs.       $93,626           (4)      $93,622
Loss before income taxes.        (9,343)           4        (9,339)
Benefit for income taxes.        (3,597)           1        (3,596)
Net loss.................        (5,746)           3        (5,743)
Basic loss per share.....         $(.16)          --         $(.16)
Diluted loss per share...         $(.16)          --         $(.16)

CONSOLIDATED STATEMENT
   OF CASH FLOWS
Net cash used in
   operating activities..       $(6,248)          505      $(5,743)
Net cash used in
   investing activities..        (5,203)         (505)      (5,708)


(3)    Stock-Based Compensation

  The Company accounts for its stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense related to grants of stock options has been recognized, as all options granted under the plans had an exercise price not less than the market price of the Company's common stock on the date of grant. Compensation expense related to grants of restricted stock is based upon the quoted market price of the Company's common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based compensation (in thousands, except per share amounts):


Three Months Ended

                                      April 30,   May 1,
                                         2005      2004

                                                (restated)
Net loss, as reported.............      ($8,000)  ($5,743)
Stock-based compensation expense
  determined under FAS 123, net of tax     (339)     (350)
Net loss, pro forma...............      ($8,339)  ($6,093)

Basic and diluted loss
   per share, as reported.........        ($.22)    ($.16)
Basic and diluted loss
   per share, pro forma...........        ($.23)    ($.17)

  During the first quarter of Fiscal 2005, the Company awarded restricted stock grants aggregating 82,500 shares to a group of key employees. The respective shares will become vested in designated increments contingent upon continued employment of the respective executive based upon specified vesting periods of at least 12 months and not more than 48 months, subject to acceleration in the event that the Company achieves an earnings threshold of $.50 per share, at which time such restricted shares shall become 100% vested. Deferred compensation of $372,000 was recorded in conjunction with the grants, and will be expensed over the respective vesting periods.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

(4)    Comprehensive Loss

  Comprehensive loss for the three months ended April 30, 2005 and May 1, 2004 was as follows (in thousands):

                                                        Three Months Ended

                                                        April 30,    May 1,
                                                          2005        2004
                                                                   (restated)
         Net loss                                       ($8,000)    ($5,743)
         Foreign currency translation adjustments          (150)       (383)
           Comprehensive loss                           ($8,150)    ($6,126)


(5)    Loss per Share

  Basic earnings (loss) per share are based upon the weighted average number of shares outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

                                     Three Months Ended

                                     April 30,   May 1,
                                       2005       2004
                                              (restated)
Numerator:
   Net loss........................  ($8,000)   ($5,743)
Denominator for basic and diluted
   loss per share:
   Average common shares outstanding   35,939    35,430
Basic and diluted loss per share...    ($.22)     ($.16)

  During the three-month periods ended April 30, 2005 and May 1, 2004, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended (in thousands):

                                                  April 30,   May 1,
                                                    2005       2004
Stock options                                      3,295      3,159
Deferred director compensation                       356        200

                                                   3,651      3,359

(6)    Subsequent Event - Amendment to Shareholders' Rights Plan

  Effective May 26, 2005, the Company amended its shareholders' rights plan ("Rights Agreement") to (i) extend the final expiration of the Rights Agreement to June 1, 2015, (ii) change the exercise price of each Right (as defined in the Rights Agreement) from $50.00 to $35.00, (iii) modify the definition of "Acquiring Person" to increase from 15% to 20% the beneficial ownership level that any person or group of persons may acquire before triggering the Rights,
(iv) add a provision establishing a three-year independent director evaluation committee ("TIDE Committee"), and (v) clarify that the board of directors of the Company may, in good faith, determine that a disposition of Company common stock, by a person inadvertently exceeding the permitted threshold, has been made as promptly as practicable and would preclude such person from being deemed an "Acquiring Person".

  The TIDE Committee will consist of independent members of the board of directors of the Company and will review and evaluate the Rights Agreement to consider whether it continues to be in the best interests of the Company, its stockholders and any other relevant constituencies of the Company (i) at least every three years and (ii) sooner if an acquisition proposal is made that the TIDE Committee believes would make such a review and evaluation appropriate. Following each such review, the TIDE Committee will communicate its conclusions to the Board of Directors, including any recommendation as to whether the Rights Agreement should be modified or the Rights should be redeemed. The Company's Governance and Nominations Committee will serve as the TIDE Committee as long as its members satisfy the independence requirement.


(7)    Subsequent Event - Sale of Bailey Street

  On May 27, 2005, the Company completed the sale of a substantial portion of the assets of Bailey Street Trading Company ("Bailey Street"), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture, to Bailey Street Holding Company, a newly formed corporation, independent of Bombay. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. Bailey Street Holding Company will also assume certain normal operating liabilities associated with the operations. The purchase price is subject to minor adjustments and the agreement requires Bombay to provide certain transition services for up to one year. Bombay expects to liquidate approximately $2 million of inventory not included in the sale through its retail and Internet channels. From the beginning of the fiscal year and through the ongoing liquidation of the remaining inventory, the Company is expected to generate approximately $10 million. This transaction may result in a one-time, non-cash charge of approximately $1.2 to $1.4 million relating to the costs of exiting the leased distribution center utilized by Bailey Street. Exiting the business will allow management to focus on its retail operations, help provide the liquidity needed to continue the Company's strategy to migrate from mall to off-mall locations and improve the overall strength of the balance sheet. During Fiscal 2004, total revenues of Bailey Street were $15.1 million.

(8)        New Accounting Pronouncement

      In December 2004, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123 (Revised 2004) ("SFAS 123R"), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move stores off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs and their impact on the operations of the business; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including duties on bedroom furniture imports from China and the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential travel or import/export restrictions due to communicable diseases; regional weather conditions; hiring and retention of adequate and qualified personnel and other risks and uncertainties contained in the Company's 2004 Annual Report on Form 10-K and other SEC filings as they occur. The Company undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof as a result of new information, future events or otherwise.

General

  The Company designs, sources and markets a unique line of fashionable home accessories, wall d{e'}cor and furniture through 495 retail locations in 42 states in the United States and nine Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms "our", "we", "us", "Bombay" and "Company" refer to The Bombay Company, Inc., including its subsidiaries.

  In addition to our primary retail Bombay operations, during 2001 we expanded our product offering to include BombayKIDS, a line of children's furniture, textile and accessories, which is currently being offered in 55 BombayKIDS store locations as well as through catalog and Internet channels. Bombay also has international licensing agreements under which a total of 15 licensed international stores are operating in the Middle East and the Caribbean. On May 27, 2005, we completed the sale of a substantial portion of the assets of Bailey Street Trading Company ("Bailey Street"), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture, to a newly formed corporation, independent of Bombay. The sale included the subsidiary's trade receivables, a portion of the inventory, and the intangibles associated with the operations. The remaining inventory is expected to be liquidated through the Company's other retail channels including its Bombay retail locations, outlets, and over the Internet.

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

  Cost of sales includes all costs associated with the purchase of product including, but not limited to, vendor cost, inbound transportation costs, duties, commission, inspections, quality control, warehousing and outbound transportation costs. Buying costs include costs associated with our buying department, consisting primarily of salaries, travel, product development and product sample costs. Store occupancy costs include costs such as rent, real estate taxes, common area maintenance charges, utilities and depreciation and amortization of leasehold improvements and other fixed assets relating to our retail locations, net of benefit recognized from landlord construction allowances.

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

  Additionally, in prior periods, we reflected proceeds from landlord construction allowances as a separately identified component of cash flows from investing activities in the Consolidated Statements of Cash Flows. We have restated our historical Consolidated Statement of Cash Flows for the fiscal quarter ended May 1, 2004 to reflect such proceeds as a component of cash flows from operating activities.

  The restatement includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. These changes decreased net loss and loss per share by $3,000 and $.00 per diluted share in the first quarter of Fiscal 2004. The restatement relating to the reflection of proceeds from landlord construction allowances as a component of cash flows from operating activities decreased our net cash used in operating activities and increased our net cash used in investing activities in the first quarter of Fiscal 2004 by $.5 million. For information with respect to the restatement adjustments, see Note 2 to the accompanying consolidated financial statements. This Management's Discussion and Analysis gives effect to these restatements.

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

      During the first quarter of Fiscal 2005, we executed to four key corporate initiatives that we have identified for the current year:

   {circle}Return   to   positive  same  store  sales  -  Although  sales  were
      disappointing through much of the quarter resulting in a 5% decline in same store sales, we were encouraged by our positive same store sales trends in April with traffic, conversion and average transaction improving for the month. We expect that sales trends for the second quarter should improve not just because of the easier comparison but also as a result of the improved assortment. Similarly, we believe that the trend for the third quarter should improve over the second quarter as we introduce our new fall assortment and update our merchandise presentation in the store to showcase our new "rooms" concept which features lifestyle presentation intended to inspire the customer with complete room settings. The improved quality and freshness of the inventory, our new in-store presentation and the increased marketing support are designed to drive positive same store sales during the second quarter and second half of the year.

   {circle}Develop sustainable growth in margin rate - A sustainable growth in margin rate requires effective coordination and execution of multiple initiatives across almost every area of the company. Sustainable margin improvement requires great product design and assortment planning, competitive sourcing, efficient logistics and merchandise allocation and a compelling marketing message with an integrated sales promotion strategy, merchandise presentation and selling skills. We have invested in each of these areas for 2005. In addition to improving our mark-up, we believe a significant amount of improvement potential can be realized by better planning, allocating and transitioning of our assortments. Our merchandising, planning and allocation teams are more focused on making sure that we transition out of items in our assortment with lower markdown costs and that we're replacing those items with improved product. Most of the benefit of these efforts is expected during the second half of the year.

   {circle}Ensure profitability - We have developed a two-pronged  strategy for this area. Our first strategy is to keep our corporate and store four-wall selling, general and administrative expenses controlled at levels compatible with sales levels. Our focus was on efficiency and right-sizing the organization for our new real-estate and operating strategies. For the first quarter, despite a million dollar increase in professional fees relating to the merchandise strategy study discussed below and higher audit related fees, our corporate office selling, general and administrative expenses were below last year. We intend to maintain this running rate on corporate expense while continuing our track record of aggressively managing our store four-wall expenses.

      Our second strategy to ensure profitability is to slow our new store growth in Fiscal 2005 to allow management to focus on existing stores. We will continue to strategically migrate stores from mall to off-mall and continue to close unprofitable stores as the opportunities arise. Currently we project to end the year between 500 and 505 stores versus our previously planned range of 505 to 510 stores.

   {circle}Continue to invest wisely for the future - We have spent much of the past two years investing in our infrastructure in order to address the structural issues of our business. In order to reduce store occupancy costs, we have been migrating of mall based stores to off-mall locations as leases expire and suitable locations become available. During the first quarter of Fiscal 2005, we opened 12 core Bombay stores in off-mall locations and closed 24 mall-based stores, bringing the total off mall count to 150 stores or 38% of the total Bombay locations. During the first quarter, the contribution to overhead of the 150 core Bombay off-mall locations was over 4 times the profit of the 243 core Bombay mall locations.

      We continue to invest in our systems and the tools with which we operate. During the first quarter, we completed the installation of store traffic counters and conversion measurement tools, for all stores, which we will use to measure store productivity as well as to track the effectiveness of various promotions and media spend. We also modified our merchandise planning and allocation tools to be able to support the new "rooms" merchandising concept.

      We have undertaken a merchandise strategy project through which, we expect to identify near and mid-term improvement opportunities for the current core and BombayKIDS formats, which may include changes to our category mix and changes to the allocation of store space between categories. The project commenced during the first quarter and is expected to be completed by the end of the second quarter of this year. We are encouraged about the findings to date and are in the process of integrating the preliminary results into our assortment plans for the upcoming Fiscal 2006 spring merchandise season. While this study was intended to drive long-term profitability, we expect to be able to begin impacting sales and profits as early as January 2006.

      Preparations are being made to occupy a new distribution center in Canada, replacing the current undersized facility. The new facility will begin operations in the second quarter of Fiscal 2005.

      Last, we consider taking our BombayKIDS business to the next level a critical investment for our future. During the first quarter of Fiscal 2005, we added four BombayKIDS stores, bringing the total to 55 at April 30, 2005. We expect to add 11 to 13 BombayKIDS stores this year, taking our total store count to 61 to 63 stores by the end of the year, with the belief that this business will be a profit contributor in years to come.


Results of Operations

Quarters Ended April 30, 2005 and May 1, 2004

      Net revenue decreased 1% to $122.1 million for the quarter ended April 30, 2005 from $123.6 million for the quarter ended May 1, 2004. Same store sales declines of 5% for the quarter were partially offset by sales from new stores, which contributed approximately $17.0 million in net sales, more than offsetting sales from stores closed during the past 12 months, which contributed $10.0 million during the first quarter of last year. Overall sales declines were a carryover from the prior year due to a lack of freshness in the merchandise mix and voids created by interruptions in the supply chain caused by the imposition of antidumping duties. Revenues from non-store activity, including Bailey Street, Internet, mail order and International, accounted for 7% of total revenue for the quarter compared to 10% last year due primarily to softness in Internet and mail order resulting from the decision to eliminate certain promotional events that drove Internet sales in the prior year. Sales began to improve in April with same store sales increases of 7% for the month due, in part, to the shift in Easter from April to March, and to improved merchandise selection and assortment.

        On a geographical basis, Canada showed the strongest results with low single-digit same store sales gains, with the various regions of the United States reporting mid to high single-digit same store sales declines. While large furniture and accessories each continued to represent approximately a third of the business, there was a slight shift toward more wall d{e'}cor and occasional furniture sales. For the first quarter of Fiscal 2005, both large furniture and accessories represented 32% of the business, occasional furniture was 20% and wall d{e'}cor was 16%. In the same quarter last year, large furniture represented 34% of the business, occasional furniture was 19%, wall d{e'}cor was 14% and accessories were 33%. The strong promotional cadence in wall d{e'}cor, coupled with customer acceptance of some of the new introductions in that category, drove much of the increase in that area. The increase in occasional furniture was the result of the improved assortment. The average ticket increased 2% during the first quarter while the number of total transactions, including those from new stores, declined 2%.

    Cost of sales, including buying and occupancy costs, was $95.3 million for the first fiscal quarter compared to $93.6 million for the same period last year. As a percentage of revenue, cost of sales increased to 78.0% for the quarter compared to 75.8% for the prior year period. Declines in gross margin were due primarily to the negative impact of the increase in fixed costs while experiencing a decline in same store sales. Buying and occupancy costs increased $1.4 million, to $28.7 million in the current quarter from $27.3 million in the first quarter of Fiscal 2004, due to the higher store count. As a percentage of revenue, costs increased 140 basis points, to 23.5% of revenue compared to 22.1% in the first quarter of Fiscal 2004 due to the loss of operating leverage due to the decline in same store sales compared to last year. While costs increased 5%, retail square footage increased 9%. Product margins declined 80 basis points during the quarter due primarily to higher logistics costs which were deleveraged by the lower sales base.

  Selling, general and administrative expenses increased $.7 million to $40.1 million, or 32.8% of revenue, compared to $39.3 million, or 31.8% of revenue, for the comparable period of the prior year. Store four-wall costs increased $1.7 million related primarily to higher store payroll, which increased $1.4 million, due in part to the increase in the number of stores. As a percentage of revenues, store four-wall costs increased 160 basis points as same store sales declines resulted in deleveraging fixed costs at the store level. Marketing and visual merchandising costs decreased $.5 million, or 30 basis points, primarily due to the elimination of monthly Sunday newspaper inserts for the Bombay operations. Corporate general and administrative expenses decreased 10 basis points during the quarter compared to last year. Current year expenses included an increase in professional fees of $1.1 million incurred in connection with a merchandise strategy study and higher audit fees resulting from the restatement. These additional costs were substantially offset by savings in home office payroll and lower insurance costs as the Company continues to focus on expense control.

  For the quarter ended April 30, 2005, interest expense was $320,000 and interest income was $8,000, compared to solely interest income of $22,000 in the first quarter of Fiscal 2004. Interest income during the quarter was lower than in the previous year related to lower average cash balances, resulting from investments in inventory and capital expenditures during Fiscal 2004, as well as the losses in the same period. The shift to interest expense is the result of lower cash balances and earlier borrowings related to higher inventory levels and a higher first quarter loss than in the prior year.

Liquidity and Capital Resources

      The primary sources of liquidity and capital resources are cash flows from operations and a line of credit. We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. The aggregate commitment under the facility can be increased to $175 million prior to September 15, 2007, at the request of the Company. At April 30, 2005, the bank commitment was $80.4 million, and $43.0 million was available for borrowings or additional letters of credit. The credit facility expires September 15, 2009.

  At April 30, 2005, inventory levels were $151.5 million compared to $131.1 million at May 1, 2004. Inventory levels have been intentionally increased in preparation for introductions of new merchandise in July. These increases are temporary and represent a shift in timing rather than a permanent inventory build up. We expect to end the year with inventory levels at or below the Fiscal 2004 year-end levels.

      During the first quarter of Fiscal 2005, we opened 13 large format Bombay stores and four BombayKIDS stores. Twenty-four stores were closed during the period. As of the end of the first quarter, we had 376 large format stores, 17 regular stores, 47 outlets and 55 BombayKIDS stores for a total of 495 stores. During the remainder of Fiscal 2005, we plan to open approximately 28 to 30 stores, including seven to nine BombayKIDS locations, and close approximately 21 to 24 core Bombay stores. We anticipate that we will end the year with 500 to 505 stores compared to 495 stores at April 30, 2005.

  Our capital expenditures plan for Fiscal 2005 is expected to total $25 to $27 million for the year, excluding approximately $7 to $8 million of landlord construction allowances, and includes the cost of opening 45 to 47 stores. The capital expenditures plan also includes relocation to a new distribution center which replaces an existing undersized leased facility in Canada, and continued investment in information systems.

  From a liquidity and capital expenditures standpoint, our strategy is to utilize our credit facility to finance seasonal borrowings and working capital required by store growth while we utilize cash flow from operations and our balance sheet to finance our long-term capital programs. The operating loss for Fiscal 2004, the first quarter of Fiscal 2005 and the resulting decline in the cash balance caused us, in late Fiscal 2004, to reassess our liquidity and capital program and investigate alternatives to fund the continued migration of store from mall to off-mall and the growth of the BombayKIDS stores. Management developed a plan that reduced the store growth in Fiscal 2005 from previously announced levels and called for the disposal of certain assets that are either non-operating assets or are not an integral component of our core operations. On May 27, 2005, the sale of a portion of the assets of Bailey Street was completed, generating funds of $4.7 million. The Company has approximately $2 million of Bailey Street inventory that it expects to liquidate at a profit through its Bombay retail locations, its outlets and over the Internet by the end of the fiscal year. We also plan to sell non-operating assets, including a Company-owned building occupied by a third party and a parcel of land adjacent to our Company headquarters, in order to supplement our available capital. We expect that the proceeds from the sale of assets of our Bailey Street operation, along with the sale of land and building, should be adequate, when added to expected cash flow from operations, to fund our capital expenditure program and result in a higher cash balance at the end of Fiscal 2005.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123 (Revised 2004) ("SFAS 123R"), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As of April 30, 2005, the Company does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

  Pursuant to Rule 13a-15(e)  under  the  Securities  Exchange  Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, the Company's management considered the Company's controls over the selection and application of our lease accounting policies relating to the classification of landlord allowances within the consolidated statements of cash flows and related remediation efforts implemented in the first quarter of Fiscal 2005 described below. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.


Changes in Internal Control Over Financial Reporting

  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange
Act). Management's prior assessment of internal control over financial reporting as of January 29, 2005 had previously concluded that controls over the selection and application of the Company's lease accounting policies relating to the classification of landlord allowances within the consolidated statements of cash flows were ineffective to ensure that such leasing transactions were properly reported in the consolidated statements of cash flows. Specifically, landlord allowances, although clearly separately identified, were improperly included as a component of cash flows from investing activities instead of cash flows from operating activities, which resulted in the restatement of our Fiscal 2003 and Fiscal 2002 annual consolidated financial statements. Management further concluded that as of January 29, 2005, this control deficiency represented a material weakness in the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  In the first quarter of Fiscal 2005, the Company conducted a review of its lease accounting practices and performed additional analysis and other procedures to ensure that its consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Company has also enhanced its monitoring of developments surrounding the accounting for leases and revised its accounting policies with respect to classification of landlord allowances in the Consolidated Statements of Cash Flows.

  Other than as described above, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   The Exhibits filed as a part of this report are listed below.

Exhibit No.                                  Description

         10(a) Revised Form of Option Award Agreement under the 1996 Long-Term Incentive Stock Plan

         10(b) Revised Form of Restricted Stock Award Agreement under the 1996 Long-Term Incentive Stock Plan

         31(a) Certification by Chief Executive Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

         31(b) Certification by Chief Financial Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

         32 Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   On March 23, 2005, the Company filed a Form 8-K reporting the results of
its earnings for the fourth   quarter and fiscal year ended January 29, 2005,
which were subsequently revoked following a decision to restate previous periods for the effects of lease accounting.

     On April 2005, the Company filed a Form 8-K reporting certain equity awards granted to executive officers, and announcing the resignation of a Director of the Company.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE BOMBAY COMPANY, INC.
                                       (Registrant)



                                        /S/ JAMES D. CARREKER
   Date: June 9, 2005                  James D. Carreker
                                       Chairman of the Board and
                                       Chief Executive Officer





                                        /S/ ELAINE D. CROWLEY
   Date: June 9, 2005                  Elaine D. Crowley
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer