Form 10-Q
period 2005-07-30
BOMBAY COMPANY INC
filed 2005-09-08
CIK 96287

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes       X        No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class           Number of shares outstanding at August 27, 2005
Common stock, $1 par value                  36,322,923

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                    Form 10-Q

                           Quarter Ended July 30, 2005



                                TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION

Item                                                                Page No.

1.Financial Statements ..........................................      3-11

2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations ..........................      12-20

3.Quantitative and Qualitative Disclosures About Market Risk ....       21

4.Controls and Procedures .......................................       21



                           PART II - OTHER INFORMATION


4.Submission of Matters to a Vote of Security Holders ...........       22

6.Exhibits ......................................................       23

 Signatures......................................................       24


                                          THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                          (In thousands, except per share amounts)
                                                         (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                    July 30,            July 31,       July 30,      July 31,
                                                      2005                2004           2005          2004
                                                                       (restated)                   (restated)

Net revenue.........................                $128,047             $122,479      $250,158      $246,060

Costs and expenses:
        Costs of sales, buying and
            store occupancy costs..........          102,448               95,080       197,701       188,702
        Selling, general and administrative           38,977               37,549        79,036        76,869
        expenses...........................
        Gain on sale of assets.............             (560)                  --         (560)            --
         Operating loss....................                                            (26,019)
                                                     (12,818)             (10,150)                    (19,511)

Other income (expense):
        Interest income....................                9                   19            17            39
        Interest expense...................             (527)                  (6)         (847)           (4)

Loss before income taxes...........                  (13,336)             (10,137)      (26,849)      (19,476)
Benefit for income taxes............                  (3,965)              (3,805)       (9,478)       (7,401)

        Net loss...........................         $ (9,371)            $ (6,332)     $(17,371)    $ (12,075)

Basic and diluted loss per share....                   $(.26)               $(.18)        $(.48)        $(.34)

Average common shares outstanding...                  36,220               35,670        36,080        35,550


The accompanying notes are an integral part of these consolidated financial statements.



                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                                                    Consolidated Balance Sheets
                                                       (Dollars in thousands)
                                                            (Unaudited)
                                                             July 30,              January 29,            July 31,
                                                               2005                   2005                   2004
                                                                                                          (restated)
ASSETS
Current assets:
   Cash and cash equivalents.............                      $ 10,488              $ 9,168                $ 10,034
   Inventories...........................                       166,865              144,702                 136,620
   Other current assets..................                        35,201               27,022                  30,342
       Total current assets..............                       212,554              180,892                 176,996

Property and equipment, net..............                        94,994               92,012                  78,429
Goodwill, less amortization..............                           423                  423                     423
Other assets.............................                        10,237               10,846                   5,783
       Total assets......................                      $318,208             $284,173                $261,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings.......................                      $ 55,511                $  --                 $ 2,200
   Accounts payable and accrued expenses.                        40,213               48,997                  36,899
   Accrued payroll and bonuses...........                         4,823                5,660                   4,074
   Gift certificates redeemable..........                         7,867                8,312                   6,430
   Accrued insurance.....................                         4,435                4,081                   4,195
       Total current liabilities.........                       112,849               67,050                  53,798

Accrued rent and other noncurrent liabilities                    39,146               35,192                  27,545
Stockholders' equity:
   Preferred stock, $1 par value,
       1,000,000 shares authorized.......                           --                    --                      --
   Common stock, $1 par value, 50,000,000
       shares authorized, 38,149,646 shares issued              38,150                38,150                  38,150
   Additional paid-in capital............                       79,880                79,700                  79,778
   Retained earnings.....................                       56,364                73,737                  73,867
   Accumulated other comprehensive income                        1,042                   944                     142
   Common shares in treasury, at cost, 1,826,968;
      2,259,261 and 2,362,866 shares, respectively              (7,498)               (9,268)                 (9,693)
   Deferred compensation.................                       (1,725)               (1,332)                 (1,956)
       Total stockholders' equity........                      166,213               181,931                 180,288
Total liabilities and stockholders' equity                    $318,208              $284,173                $261,631

The accompanying notes are an integral part of these consolidated financial statements.




                                             THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                                       (Dollars in thousands)
                                                            (Unaudited)

                                                               Six Months Ended
                                                             July 30,      July 31,
                                                               2005           2004
                                                                           (restated)
Cash flows from operating activities:
   Net loss..........................................        $(17,371)     $ (12,075)
   Adjustments to reconcile net loss
      to net cash used in operating activities:

         Depreciation and amortization...............           9,183          8,841
         Restricted stock expense....................             595            414
         Gain on sale of assets (see Note 3).........            (560)            --
         Deferred taxes and other....................          (1,934)           (12)
   Change in assets and liabilities (excluding effect
   of sale of assets):
        Increase in other assets.....................          (7,231)        (5,546)
        (Increase) decrease in inventories...........         (22,039)         2,327
        Decrease in current liabilities..............         (10,098)        (2,986)
        Increase in noncurrent liabilities                        654            513
   Landlord construction allowances..................           4,606          4,320
   Net cash used in operating activities.............         (44,195)        (4,204)
Cash flows from investing activities:
   Purchases of poperty and equipment................         (11,279)       (14,282)
   Proceeds from sale of assets (see Note 3)                      575             --
   Proceeds from sales of property and equipment                    3             26
   Net cash used in investing activities.............         (10,701)       (14,256)
Cash flows from financing activities:
   Net bank borrowings...............................          55,511          2,200
   Sale of stock to employee benefit plans...........             141            215
   Proceeds from the exercise of employee stock options           669            514
   Net cash provided by financing activities.........          56,321          2,929
Effect of exchange rate change on cash and cash equivalents      (105)           (54)
Net increase (decrease) in cash and cash equivalents..          1,320        (15,585)
Cash and cash equivalents at beginning of period......          9,168         25,619
Cash and cash equivalents at end of period............        $10,488        $10,034
Supplemental disclosure of cash flow information:
     Interest paid....................................           $786        $    --
     Income taxes paid................................            243          1,454
     Non-cash investing and financing activities:
        Issuance of restricted stock, net of cancellations        989          1,518
        Distribution of director fees.................             60              -
        Capitalization of construction period rent....            342            603

The accompanying notes are an integral part of these consolidated financial statements.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)



(1)    Basis of Presentation

  In the opinion of the Company, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay"), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 30, 2005 and July 31, 2004, the results of operations for the three and six months then ended, and cash flows for the six months then ended in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission. The results of operations for the three and six month periods ended July 30, 2005 and July 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Fiscal 2004 Annual Report on Form 10-K.

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

    Additionally,  in  prior  periods,   proceeds  from  landlord  construction
allowances  were  reflected  as  a  component  of  cash  flows  from  investing activities in the Consolidated Statements of Cash Flows. The historical Consolidated Statement of Cash Flows for the six months ended July 31, 2004 has been restated to reflect such proceeds as a component of cash flows from operating activities.

    The effects of these restatements were as follows (in thousands):

                                              July 31, 2004
                                        As       Impact of       As
                                     Reported   Restatement   Restated
CONSOLIDATED BALANCE SHEET
Property and equipment, net          $73,640      $4,789      $78,429
Other assets..............             5,561         222        5,783
Total assets..............           256,620       5,011      261,631
Accrued rent and other
   long term liabilities..            22,163       5,382       27,545
Retained earnings.........            74,238        (371)      73,867
Total stockholders' equity           180,659        (371)     180,288
Total liabilities and
   stockholders' equity...           256,620       5,011      261,631

                            THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements

                                        (Unaudited)

                                Fiscal Quarter Ended July 31, 2004
                                As       Impact of         As
                              Reported   Restatement    Restated

CONSOLIDATED STATEMENT
   OF OPERATIONS
Cost of sales, buying and
   store occupancy costs..    $95,074       $  6       $95,080
Loss before income taxes..   (10,131)         (6)      (10,137)
Benefit for income taxes..    (3,803)         (2)       (3,805)
Net loss..................    (6,328)         (4)       (6,332)
Basic loss per share......     $(.18)         --         $(.18)
Diluted loss per share....     $(.18)         --         $(.18)
                                  Six Months Ended July 31, 2004
                                As       Impact of         As
                              Reported   Restatement    Restated
CONSOLIDATED STATEMENT
   OF OPERATIONS
Cost of sales, buying and
   store occupancy costs..   $188,700      $  2        $188,702
Loss before income taxes..   (19,474)        (2)        (19,476)
Benefit for income taxes..    (7,400)        (1)         (7,401)
Net loss..................   (12,074)        (1)        (12,075)
Basic loss per share......     $(.34)        --           $(.34)
Diluted loss per share....     $(.34)        --           $(.34)


CONSOLIDATED STATEMENT
   OF CASH FLOWS
Net cash used in
   operating activities...   $(8,524)     $ 4,320       $(4,204)
Net cash used in
   investing activities...    (9,936)      (4,320)      (14,256)


(3)    Sale of Bailey Street Trading Company

  On May 27, 2005, the Company completed the sale of a substantial portion of the assets of Bailey Street Trading Company ("Bailey Street"), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture, to Bailey Street Holding Company, a newly formed corporation, independent of Bombay. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. Bailey Street Holding Company also assumed certain normal operating liabilities associated with the operations. The purchase price is subject to minor adjustments and the agreement requires Bombay to provide certain

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

transition services for up to one year. Bombay is in the process of liquidating, through its retail and Internet channels, approximately $2 million of inventory not included in the sale. This transaction may result in a one-time, non-cash charge of approximately $1.2 to $1.4 million relating to the costs of exiting the leased distribution center utilized by Bailey Street. Total revenues of Bailey Street for the six months ended July 30, 2005 and July 31, 2004 were $6.9 million and $7.6 million, respectively.


(4)    Stock-Based Compensation

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

                                            Three Months Ended          Six Months Ended
                                            July 30,   July 31,      July 30,     July 31,
                                             2005       2004          2005         2004
                                                      (restated)                 (restated)

Net loss, as reported ....                  $(9,371)   $(6,332)     $(17,371)     $(12,075)
Stock-based compensation expense
  determined under SFAS 123, net of tax        (382)      (535)         (721)         (884)
Net loss, pro forma............             $(9,753)   $(6,867)     $(18,092)     $(12,959)

Basic and diluted loss
   per share, as reported......               $(.26)     $(.18)        $(.48)        $(.34)
Basic and diluted loss
   per share, pro forma........               $(.27)     $(.19)        $(.50)        $(.36)

  During the first and second quarters of Fiscal 2005, the Company awarded restricted stock grants aggregating 213,038 shares to key employees. The respective shares will become vested in designated increments contingent upon continued employment of the respective recipient based upon specified vesting periods of at least 12 months and not more than 48 months, subject to acceleration in the event that the Company achieves an earnings threshold of $.50 per share, adjusted for stock splits, if any, at which time such restricted shares shall become 100% vested. Deferred compensation of $1,145,000 was recorded in conjunction with the grants, and will be expensed over the respective vesting periods. During the second quarter of Fiscal 2005, 26,000 shares of unvested restricted stock were cancelled following the departure of an executive. In conjunction with the cancellation, deferred compensation of $156,000 and $58,000 previously expensed was reversed.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (cont'd)
                                  (Unaudited)


(5)    Comprehensive Loss

  Comprehensive loss for the three and six months ended July 30, 2005 and July 31, 2004 was as follows (in thousands):

                                      Three Months Ended            Six Months Ended
                                    July 30,     July 31,        July 30,        July 31,
                                     2005         2004            2005            2004
                                               (restated)                     (restated)
Net loss.........................   $(9,371)      $(6,332)      $(17,371)      $(12,075)
Foreign currency translation
   Adjustments...................       248           403             98             20
Comprehensive loss...............   $(9,123)      $(5,929)      $(17,273)      $(12,055)


(6)    Interim Tax Provision

   The seasonality of the business is such that the Company expects a substantial portion of losses incurred during the first six months of the year to be offset by profits during the second half of the year. As a result, a small change in the Company's estimated ordinary income during the second half of the year could give rise to a significant change in the effective tax rate. Therefore, the Company has calculated the effective tax rate for the discrete six month period ended July 30, 2005 which resulted in a 35.3% rate for the six months and a 29.7% rate for the three months ended July 30, 2005. During Fiscal 2004, amounts were calculated based upon an estimated annual effective tax rate.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (cont'd)
                                  (Unaudited)


(7)    Earnings/Loss per Share

  Basic earnings (loss) per share are based upon the weighted average number of shares outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

  The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

                                                Three Months Ended      Six Months Ended
                                                July 30,    July 31,   July 30,  July 31,
                                                 2005        2004       2005      2004
                                                          (restated)           (restated)
Numerator:
  Net loss...................................   $(9,371)   $(6,332)  $(17,371)   $(12,075)
Denominator for basic and diluted
   loss per share:
   Average common shares outstanding.........    36,220     35,670     36,080      35,550

Basic and diluted loss per share.............   $  (.26)    $ (.18)   $  (.48)   $   (.34)

  During the three and six month periods ended July 30, 2005 and July 31, 2004, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended (in thousands):

                                             July 30,  July 31,
                                              2005      2004
Stock options.............................   3,240      3,329
Deferred director.........................      67         34
                                             3,307      3,363


(8)    Amendment to Shareholders' Rights Plan

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

                    THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (cont'd)
                                   (Unaudited)


  The TIDE Committee will consist of independent members of the board of directors of the Company and will review and evaluate the Rights Agreement to consider whether it continues to be in the best interests of the Company, its stockholders and any other relevant constituencies of the Company (i) at least every three years and (ii) sooner if an acquisition proposal is made that the TIDE Committee believes would make such a review and evaluation appropriate. Following each such review, the TIDE Committee will communicate its conclusions to the board of directors, including any recommendation as to whether the Rights Agreement should be modified or the Rights should be redeemed. The Company's governance and nominations committee of the board of directors will serve as the TIDE Committee as long as its members satisfy the independence requirement.


(9)        New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) ("SFAS 123R"), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.


  In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Among other things, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a "restatement". The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard in Fiscal 2006, as applicable.

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the "Company" or "Bombay") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move stores off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs, availability and their impact on the operations of the business as well as impact on consumer spending; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including duties on imports from China and the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential travel or import/export restrictions due to communicable diseases; regional weather conditions; natural disasters; labor relations and human resource practices; hiring and retention of adequate and qualified personnel and other risks and uncertainties contained in the Company's 2004 Annual Report on Form 10-K and other SEC filings as they occur. The Company undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof as a result of new information, future events or otherwise.


General

   The Company designs, sources and markets a unique line of fashionable home accessories, wall d{e'}cor and furniture through 495 retail locations in 42 states in the United States and nine Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms "our", "we", "us", "Bombay" and "Company" refer to The Bombay Company, Inc. including its subsidiaries.

  In addition to our primary retail Bombay operations, during 2001 we expanded our product offering to include BombayKIDS, a line of children's furniture, textile and accessories, which is currently being offered in 56 BombayKIDS store locations as well as through catalog and Internet channels. Bombay also has international licensing agreements under which a total of 15 licensed international stores are operating in the Middle East and the Caribbean ("International"). On May 27, 2005, we completed the sale of a substantial portion of the assets of Bailey Street Trading Company ("Bailey Street"), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture, to a newly formed corporation, independent of Bombay.

The sale included the subsidiary's trade receivables, a portion of the inventory, and the intangibles associated with the operations. The remaining inventory is being liquidated through the Company's other retail channels, including its Bombay retail locations, outlets, and over the Internet.

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

  Additionally, in prior periods, we reflected proceeds from landlord construction allowances as a separately identified component of cash flows from investing activities in the Consolidated Statements of Cash Flows. We have restated our historical Consolidated Statement of Cash Flows for the six months ended July 31, 2004 to reflect such proceeds as a component of cash flows from operating activities.

   The restatement includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. These changes increased net loss and loss per share by $4,000 and $.00 per diluted share in the second quarter of Fiscal 2004, and increased net loss and loss per share by $1,000 and $.00 per diluted share in the six months ended July 31, 2004. The restatement relating to the reflection of proceeds from landlord construction allowances as a component of cash flows from operating activities decreased our net cash used in operating activities and increased our net cash used in investing activities in the six months ended July 31, 2004 by $4.3 million. For information with respect to the restatement adjustments, see Note 2 to the accompanying consolidated financial statements. This Management's Discussion and Analysis gives effect to these restatements.


Executive Summary

   We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins by merchandise categories, operating margins as a percentage of revenues, earnings per share, cash flow, return on assets and inventory turn. We are currently executing a multiphase turnaround, as previously discussed in our Annual Report on Form 10-K, intended to improve our operating performance.

      During the second quarter of Fiscal 2005, we made some of the most important changes Bombay has made in its turnaround. We had previously begun to address structural issues relating to Bombay's real estate positioning by migrating many of our stores from mall to off-mall locations and making them larger. We also introduced BombayKIDS to help attract a new, younger customer to the stores and to have a more significant presence in our off-mall locations. We also invested in our logistics network, adding one new distribution center in the Midwest during Fiscal 2003 and relocating our Northeast distribution center in fall of Fiscal 2004. During the second quarter of Fiscal 2005 we opened a new, larger distribution center to service our Canadian operations. Most significantly, this quarter saw the introduction of a new and much improved merchandise assortment and shopping experience. We believe both are critical to driving future profitability of the Company. The cost of executing this change was higher than we had anticipated but essential to ensuring Bombay's future success. With respect to four key corporate initiatives that we have identified for the current year, our progress was as follows:

    * Return to positive same store sales - This quarter saw positive same store sales of 1% which represented an improvement over the first quarter. We began the quarter with a well designed plan to clear our spring assortment, bring in our new and upgraded fall assortment and shift to a lifestyle presentation intended to inspire the customer with a variety of complete room settings displayed in our stores. Our commitment to achieving this goal by mid-July resulted in our aggressively promoting product that no longer had a place in the assortment, overall or in a particular store, which adversely impacted sales. While we sold through the number of units, it was sometimes at the expense of the selling price. We believe that the trend for the third quarter should improve over the second quarter with the improved quality of the inventory, our new in-store presentation and the increased marketing support designed to drive positive same store sales during the second half of the year.

    * Develop sustainable growth  in margin rate - The cost of introducing in excess of one third new stock keeping units ("SKUs") to our assortment as well as transitioning our assortment and store presentation resulted in higher markdowns than anticipated. We estimate that we recorded approximately $7 million in incremental markdowns for items that fell into one or more of the following categories:

         1) items being discontinued as a result of reducing the overall SKU count and upgrading the assortment;
         2) floor models that were featured in a particular store that would no longer be presented on the selling floor in the future under the new presentation standards; and
         3) spring merchandise that we exited more aggressively to meet the mid-July date for the introduction of new fall product.

      We view these markdowns as necessary to reposition the assortment and position the Company for future profitability. Going forward, we expect to see improving margin trends as we have upgraded our merchandise assortment providing a broader range of price points and quality. We also expect investments in logistics and real estate infrastructure to have a positive impact on margins.

    * Ensure profitability - We have developed a two-pronged strategy for enhancing profitability. Our first strategy is to keep our corporate and store four-wall selling, general and administrative expenses controlled at levels in line with sales levels. Our focus has been on efficiency and "right-sizing" the organization for our new real estate and operating strategies. For the second quarter, our corporate office general and administrative expenses were below last year. We intend to maintain this running rate on corporate expenses while continuing to aggressively manage our store four-wall expenses.

      Our second strategy to ensure profitability is to slow our new store growth in Fiscal 2005 to allow management to focus on existing stores. We will continue to strategically migrate stores from mall to off-mall and continue to close unprofitable stores as the opportunities arise. Currently we project that we will end Fiscal 2005 with 497 to 502 stores versus our previously planned range of 505 to 510 stores.

    * Continue to invest  for  the future - We have spent much of the past two years investing in our infrastructure in order to address the structural issues of our business. In order to reduce store occupancy costs, we have been migrating mall-based stores to off-mall locations as leases expire and suitable locations become available. During the second quarter of Fiscal 2005, we opened 3 core Bombay stores in off-mall locations and closed 4 mall-based stores, bringing the total off-mall count to 152 stores or 39% of the total Bombay locations. During the first half of the year, four-wall operating margins for the off-mall stores were approximately 700 basis points higher than the mall-based stores primarily as a result of the lower occupancy costs. While the magnitude of the difference decreases as we enter the holiday season when sales volumes are higher, we believe that the reduction in fixed costs is key to reducing losses in the first three quarters of the year and improving overall profitably.

      We completed a merchandise strategy project, designed to identify near and mid-term improvement opportunities for the current core and BombayKIDS formats, which may include changes to our category mix and changes to the allocation of store space between categories. We are encouraged by the findings and are in the process of integrating the results into our assortment plans for the upcoming Fiscal 2006 spring merchandise season. While this study was intended to drive long-term profitability, we expect to be able to begin impacting sales and profits as early as January 2006.

      We completed the move to a new distribution center and head office in Canada, which replaced the previous undersized facility.

      Maturing our BombayKIDS business is important to future earnings growth. One aspect of profitability is achieving critical mass in total and by market. During the second quarter of Fiscal 2005, we added one BombayKIDS store, bringing the total to 56 at July 30, 2005. We expect to add 3 to 4 more BombayKIDS stores this year, taking our total store count to 59 to 60 stores by the end of the year, with the belief that this business will be a profit contributor in years to come.

Results of Operations

Quarters Ended July 30, 2005 and July 31, 2004

      Net revenue increased 5% to $128.0 million for the quarter ended July 30, 2005 from $122.5 million for the quarter ended July 31, 2004. The increase was a result of same store sales increases of 1% for the quarter in addition to sales from new stores, which contributed approximately $17.3 million in net sales, more than offsetting sales from stores closed during the past 12 months, which contributed $10.3 million during the second quarter of last year. Revenues during the quarter included sales of significant amounts of clearance merchandise to make room for the introduction of in excess of one third new product SKUs, resulting in a fresh assortment with better quality. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 7% of the sales in the second quarter compared to 9% in the comparable period of last year.

  The following table outlines the sales mix by product category for the three month periods ended July 30, 2005 and July 31, 2004:

                                   Three Months Ended
                                 July 30,      July 31,
                                   2005          2004
Sales mix:
   Large furniture..........       30%           32%
   Occasional furniture.....       18            19
   Wall decor...............       16            13
   Accessories..............       36            36
                                  100%          100%

        On a geographical basis, same store sales results had little variation among regions. Increases in wall d{e'}cor were the result of both clearance of old product as well as customer acceptance of some of the new introductions in this category. The average ticket remained virtually unchanged during the second quarter while the number of total transactions, including those from new stores, increased 5%.

    Cost of sales, including buying and occupancy costs, was $102.4 million for the second fiscal quarter compared to $95.1 million for the same period last year. As a percentage of revenue, cost of sales increased to 80.0% for the quarter compared to 77.6% for the prior year period. Gross margin declined 260 basis points, 240 of which was due to product margins, related to the cost of clearing through product to remerchandise stores and upgrade the assortment. Higher distribution costs accounted for the remainder of the decline in gross margin. Buying and occupancy costs increased $0.9 million, to $28.3 million in the current quarter from $27.3 million in the second quarter of Fiscal 2004, due to the higher store count. However, as a percentage of revenue, costs decreased 20 basis points, to 22.1% of revenue compared to 22.3% in the second quarter of Fiscal 2004, due to improvements realized with the move from mall-based to off-mall stores. While costs increased 4%, retail square footage increased almost 8%, with occupancy costs per square foot decreasing 5% for the comparable trailing twelve month periods.

  Selling, general and administrative expenses increased $1.4 million to $39.0 million, or 30.4% of revenue, compared to $37.5 million, or 30.7% of revenue, for the comparable period of the prior year. Store four-wall costs increased $2.5 million due primarily to higher store payroll and payroll related costs, which grew by $1.9 million, as a result of an increase in the number of stores as well as incremental hours required to prepare for and execute the new in-store merchandise presentation. As a percentage of revenues, store four-wall costs increased 130 basis points as the modest increase in same store sales did not offset rate and hour increases, and the impact of new stores had a deleveraging impact on store level costs. Marketing and visual merchandising costs increased $0.6 million, or 20 basis points compared to last year. Corporate general and administrative expenses decreased $1.4 million or 150 basis points during the quarter compared to last year. Current year expenses included an increase in professional fees of $0.3 million incurred in connection with a merchandise strategy study and higher audit fees. These additional costs were more than offset by lower insurance costs and other cost savings as the Company continues to focus on expense control. The remaining $0.3 million decrease relates to lower costs in the Internet and mail order business due to the lower sales volumes.

  For the quarter ended July 30, 2005, interest expense was $527,000 and interest income was $9,000, compared to solely interest income of $19,000 in the second quarter of Fiscal 2004. During Fiscal 2005, the Company has accelerated the seasonal inventory build up to an earlier timeframe, to support the new merchandise and presentation, resulting in lower cash balances and earlier borrowings, causing the shift to interest expense and a decrease in interest income.

  For the quarter ended July 30, 2005, income tax benefit was $4.0 million, or 29.7% of loss before income taxes, based upon calculation of the discrete tax rate for the six months ended July 30, 2005. Income tax benefit for the quarter ended July 31, 2004 was $3.8 million, or 37.5% of loss before income taxes, based upon the estimated annual effective tax rate for Fiscal 2004. The significant decline in the effective tax rate for the current period from the prior year is related to the seasonality of the business as well as the impact on the second quarter resulting from use of the discrete period method for estimating taxes for the six months.


Six Months Ended July 30, 2005 and July 31, 2004

  Net revenue was $250.2 million for the six months ended July 30, 2005 compared to $246.1 million for the six months ended July 31, 2004, an increase of 2%. Same store sales declines of 2% for the year-to-date period were offset by sales from new stores, net of closings. Stores opened for less than 12 months generated sales of $34.1 million during the first half of the year, offsetting $20.3 million in sales during the prior year-to-date period from stores closed during the past 12 months. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 7% of sales for the year-to-date period compared to 9% last year.

  The following table outlines the sales mix by product category for the six month periods ended July 30, 2005 and July 31, 2004:


                                   Six Months Ended
                                 July 30,      July 31,
                                   2005          2004
Sales mix:
   Large furniture..........       31%           33%
   Occasional furniture.....       19            19
   Wall decor...............       16            13
   Accessories..............       34            35
                                  100%          100%


  Increases in wall d{e'}cor were the result of both clearance of old product as well as customer acceptance of some of the new introductions in this category. The average ticket increased 1% from $84 in the prior year to $85 in the current period, while the number of total transactions also increased approximately 1%. On a geographical basis, all regions of the United States reported same store sales declines within a relatively tight range in the single-digits, with only Canada reporting modest positive same store sales.


   Cost of sales, including buying and occupancy costs, was $197.7 million, or 79.0% of revenue, for the six months compared to $188.7 million, or 76.7%, for the same period last year. Gross margin decreased 170 basis points as a result of discounts related to clearing product to remerchandise stores and upgrade the assortment. Buying and occupancy costs were 60 basis points higher than last year, at 22.8% of revenue, compared to 22.2% in the first half of Fiscal 2004. Buying and occupancy costs increased 4% while retail square footage increased almost 8% due to store openings and the migration to larger, off-mall locations.

  Selling, general and administrative expenses increased $2.2 million to $79.0 million compared to $76.9 million for the comparable period of the prior year. As a percentage of revenue, selling, general and administrative expenses were 31.6% for the six months ended July 30, 2005 and 31.2% for the six months ended July 31, 2004. Store four-wall costs increased $4.2 million related primarily to a $3.3 million increase in store payroll and payroll related costs due to an increase in store count and increased hours usage in connection with remerchandising the stores in July 2005. As a percentage of revenue, store four-wall costs increased 140 basis points as same store sales declines results led to deleveraging fixed costs at the store level. Direct-to-customer selling, general and administrative expenses decreased $0.7 million as a result of the lower volume. Marketing and visual merchandising costs increased $0.1 million compared to last year, but declined 10 basis points due to the increased volume. Corporate general and administrative expenses decreased $1.4 million, or 60 basis points. Insurance and taxes were $1.4 million lower, principally related to lower medical insurance costs, while payroll and payroll related costs decreased $0.5 million due to cost saving measures taken over the past year. Lower bank fees, lower depreciation of corporate assets and generally tight controls over other expenses accounted for the remainder of the reduction versus last year. These declines were partially offset by a $1.3 million increase in professional fees in connection with the merchandise strategy study during the first half of the year and higher audit costs due to the Fiscal 2004 restatement and Sarbanes-Oxley compliance costs.

  For the year-to-date period, interest income was $17,000 and interest expense was $847,000, compared to income of $39,000 and expense of $4,000 through the second quarter of Fiscal 2004. During Fiscal 2005, the Company has accelerated the seasonal inventory build up to an earlier timeframe to support the new merchandise and presentation, resulting in lower cash balances, earlier and higher borrowings, causing the increase in interest expense and a decrease in interest income.

  For the six months ended July 30, 2005, income tax benefit was $9.5 million, or 35.3% of loss before income taxes, based upon calculation of the discrete tax rate for the six months ended July 30, 2005. Income tax benefit for the six months ended July 31, 2004 was $7.4 million, or 38.0% of loss before income taxes, based upon the estimated annual effective tax rate for Fiscal 2004. The significant decline in the effective tax rate for the current period from the prior year is related to the seasonality of the business as well as use of the discrete period method for estimating taxes.

Liquidity and Capital Resources

  From a liquidity and capital expenditure standpoint, our strategy is to generally utilize our credit facility to finance seasonal borrowings and working capital required by store growth while we generally utilize cash flow from operations and our balance sheet to finance our long-term capital programs. The operating losses for Fiscal 2004 and the first half of Fiscal 2005 resulted in a decline in our cash balance. As a result, in late Fiscal 2004, we reassessed our liquidity and capital program and investigated alternatives to fund the continued migration of stores from mall to off-mall and the growth of the BombayKIDS stores. As previously disclosed, we planned to dispose of certain assets that are either non-operating assets or are not an integral component of our core operations in order to supplement our cash position. On May 27, 2005, the sale of a portion of the assets of Bailey Street was completed, generating $4.7 million of cash. Approximately $2 million of Bailey Street inventory that was not included in the sale has been or is expected to be liquidated at an aggregate profit through Bombay's retail locations, its outlets and over the Internet. We also plan to sell non-operating assets, including a Company-owned building occupied by a third party and parcels of land adjacent to our Company headquarters, in order to further supplement our available capital during the third quarter of Fiscal 2005. We believe that the proceeds from the completed sale of assets of our Bailey Street operations and the planned sale of land and building, combined with our expected cash flows from operations, will be adequate to fund our capital expenditure program for the balance of Fiscal 2005.

  We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. At July 30, 2005, the bank commitment was $86.1 million. The Company had $55.5 million outstanding in the form of borrowings and another $9.0 million in letters of credit, with $21.6 million of excess availability as of the end of the fiscal quarter. The Company is required to maintain minimum availability equal to the lesser of $10 million or 7.5% of the borrowing base, or $6.5 million at July 30, 2005, at all times. The aggregate commitment under the facility can be increased to $175 million prior to September 17, 2007. The credit facility expires September 15, 2009.

  The Company's credit agreement provides for increased advance rates against eligible inventory during the pre-holiday peak periods, which historically have occurred in October and November. As a result of the accelerated timing of the seasonal inventory build during Fiscal 2005, the timing of the increase in advance rates provided for by the facility is not aligned with the inventory flow. We are currently in discussion with the banks to modify the timing of the seasonal adjustment period as well as to increase the availability under the borrowing base calculation through the inclusion of portions of the inventory in transit from vendors in accordance with terms of the credit agreement.

  At July 30, 2005, inventory levels were $166.9 million compared to $136.6 million at July 31, 2004. During Fiscal 2005, we have increased inventory levels and accelerated the seasonal inventory build to support new product introductions and store presentation. The increases are expected to be temporary and represent a shift in timing rather than a permanent inventory build up. We expect to be able to manage our liquidity during this temporary inventory build period within the credit facility.

  During the first half of Fiscal 2005, we opened 16 Bombay core stores, 5 BombayKIDS stores and one outlet. Twenty-nine stores were closed during the period. As of the end of the second quarter, we had 391 Bombay core stores, 56 BombayKIDS stores and 48 outlets, for a total of 495 retail locations. During the remainder of Fiscal 2005, we plan to open approximately 27 stores, including eight BombayKIDS locations, and to close 18 stores. We plan to end Fiscal 2005 with 497 to 502 stores.

  Our capital expenditure plan for Fiscal 2005 is expected to total approximately $20 to $25 million for the year before construction allowances from landlords, and includes the cost of opening 45 to 50 stores and continued investment in information systems. The capital expenditure plan also includes relocation, completed during the second quarter, to a new distribution center which replaced an existing undersized leased facility in Canada.


New Accounting Pronouncements

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

  In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Among other things, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a "restatement". The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard in Fiscal 2006, as applicable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to market risk primarily from fluctuations in interest rates as they impact our short term borrowings and investments. At July 30, 2005, the Company's had borrowings of $55.5 million under its credit facility. For the six months ended July 30, 2005, average borrowings under the facility were
$29.6 million.   If interest rates changed by 100 basis points, the Company's interest expense on the average borrowing balances would change by approximately $0.1 million for the six month period.


Item 4.  Controls and Procedures

Disclosure Controls and Procedures

  Pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, the Company's management considered the Company's controls over the selection and application of its lease accounting policies relating to the classification of landlord allowances within the consolidated statements of cash flows and related remediation efforts implemented in the first quarter of Fiscal 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 30, 2005 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.


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

                   THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

   (a)The Annual Meeting of Shareholders of the Company was held on June 9,
      2005.

   (b)Directors elected to hold office are listed in the Company's Definitive Proxy Statement, filed with the Commission on May 9, 2005 and incorporated herein by reference.


Directors elected:         Susan T. Groenteman and Laurie M. Shahon
Continuing directors:      James D. Carreker, Paul J. Raffin,
                           Julie L. Reinganum, Bruce R. Smith and Nigel Travis


   (c)   The following items were subject to a vote of the shareholders.

     (i)   Election of directors:

                   Name                      For         Withheld
                  Susan T. Groenteman     28,806,260    4,118,966
                  Laurie M. Shahon        28,552,038    4,373,188

     (ii)  Approval of the 2005 Non-Employee Director Stock Option Plan:

                      For - 14,760,249
                      Against - 5,375,937
                      Abstain - 121,399

Item 6.  Exhibits

The Exhibits filed as a part of this report are listed below.

Exhibit No.                                   Description

    10                                  2005 Amended and Restated Non-Employee
                                        Directors' Equity Plan.

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


                                        THE BOMBAY COMPANY, INC.
                                        (Registrant)




                                        /S/ JAMES D. CARREKER
   Date:  September 8, 2005             James D. Carreker
                                        Chairman of the Board and
                                        Chief Executive Officer






                                        /S/ ELAINE D. CROWLEY
   Date:  September 8, 2005             Elaine D. Crowley
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer