Form 10-Q
period 2005-10-29
BOMBAY COMPANY INC
filed 2005-12-08
CIK 96287

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
       ☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

       ☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 25, 2005
Common stock, $1 par value	36,362,901

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended October 29, 2005

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004
		(restated)		(restated)

Net revenue	$128,062	$126,669	$378,220	$372,729

Costs and expenses:
Costs of sales, buying and
store occupancy costs	96,504	94,922	294,205	283,624
Selling, general and administrative expenses	40,895	41,805	119,931	118,674
Gain on sale of assets	--	--	(560)	--
Operating loss	(9,337)	(10,058)	(35,356)	(29,569)

Other income (expense):
Gain on sale of non-operating assets	4,130	--	4,130	--
Interest income	10	14	27	45
Interest expense	(980)	(332)	(1,827)	(328)

Loss before income taxes	(6,177)	(10,376)	(33,026)	(29,852)
Benefit for income taxes	(2,048)	(3,048)	(11,526)	(10,449)

Net loss	$(4,129)	$(7,328)	$(21,500)	$(19,403)

Basic and diluted loss per share	$(0.11)	$(0.20)	$(0.59)	$(0.54)

Average common shares outstanding	36,349	35,834	36,169	35,644

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)
	Oct. 29,	January 29,	Oct 30,
	2005	2005	2004
			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,688	$9,168	$15,053
Inventories	176,302	144,702	171,744
Other current assets	32,521	27,022	30,798
Total current assets	216,511	180,892	217,595

Property & equipment, net of accumulated depreciation
of $98,397; $94,284 and $92,335, respectively	95,120	92,012	87,619
Goodwill, less amortization	423	423	423
Other assets	14,914	10,846	10,698
Total assets	$326,968	$284,173	$316,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$62,218	$--	$51,490
Accounts payable and accrued expenses	43,965	48,997	45,063
Accrued payroll and bonuses	3,134	5,660	2,660
Gift certificates redeemable	8,042	8,312	6,507
Accrued insurance	4,997	4,081	4,150
Total current liabilities	122,356	67,050	109,870

Accrued rent and other noncurrent liabilities	41,367	35,192	31,966
Commitments and contingencies	--	--	--
Stockholders' equity:
Preferred stock, $1 par value,
1,000,000 shares authorized	--	--	--
Common stock, $1 par value, 50,000,000
shares authorized, 38,149,646 shares issued	38,150	38,150	38,150
Additional paid-in capital	79,910	79,700	79,835
Retained earnings	52,237	73,737	66,539
Accumulated other comprehensive income	1,676	944	1,182
Common shares in treasury, at cost, 1,788,078;
2,259,261 and 2,297,407 shares, respectively	(7,338)	(9,268)	(9,404)
Deferred compensation	(1,390)	(1,332)	(1,803)
Total stockholders' equity	163,245	181,931	174,499
Total liabilities and stockholders' equity	$326,968	$284,173	$316,335

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Nine Months Ended
	Oct. 29,	Oct. 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net loss	$(21,500)	$(19,403)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	14,016	13,042
Restricted stock expense	1,178	724
Gain on sale of assets (see Notes 3 and 4)	(4,690)	--
Deferred taxes and other	(3,224)	(7,771)
Change in assets & liabilities (excluding effect of Bailey Street sale):
Increase in inventories	(30,706)	(31,331)
Increase in other assets	(9,767)	(3,825)
Increase (decrease) in current liabilities	(7,126)	3,467
Increase in noncurrent liabilities	1,582	1,045
Landlord construction allowances	6,546	8,540
Net cash used in operating activities	(53,691)	(35,512)
Cash flows from investing activities:
Purchases of property and equipment	(16,347)	(26,815)
Proceeds from sale of assets (see Notes 3 and 4)	5,992	--
Proceeds from sales of property and equipment	4	9
Net cash used in investing activities	(10,351)	(26,806)
Cash flows from financing activities:
Net bank borrowings	62,218	51,490
Sale of stock to employee benefit plans	145	247
Proceeds from the exercise of employee stock options	671	610
Net cash provided by financing activities	63,034	52,347
Effect of exchange rate change on cash and cash equivalents	(472)	(595)
Net decrease in cash and cash equivalents	(1,480)	(10,566)
Cash and cash equivalents at beginning of period	9,168	25,619
Cash and cash equivalents at end of period	$7,688	$15,053
Supplemental disclosure of cash flow information:
Interest paid	$1,639	$269
Income taxes paid	327	2,172
Non-cash investing and financing activities:
Issuance of restricted stock, net of cancellations	1,212	1,675
Distribution of director fees	132	--
Capitalization of construction period rent	843	1,149
The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 29, 2005 and October 30, 2004, the results of operations for the three and nine months then ended, and cash flows for the nine months then ended in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission. The results of operations for the three and nine month periods ended October 29, 2005 and October 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s Fiscal 2004 Annual Report on Form 10-K.

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

Additionally, in prior periods, proceeds from landlord construction allowances were reflected as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The historical Consolidated Statement of Cash Flows for the nine months ended October 30, 2004 has been restated to reflect such proceeds as a component of cash flows from operating activities.

The effects of these restatements were as follows (in thousands):

 October 30, 2004
	As Reported	Impact of Restatement	As Restated
Consolidated Balance Sheet
Property and equipment, net	$82,489	$5,130	$87,619
Other assets	10,452	246	10,698
Total assets	310,959	5,376	316,335
Accrued rent and other long term liabilities	26,177	5,789	31,966
Retained earnings	66,952	(413)	66,539
Total stockholders’ equity	174,912	(413)	174,499
Total liabilities and stockholders’ equity	310,959	5,376	316,335

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Unaudited)

	Fiscal Quarter Ended October 30, 2004
	As Reported	Impact of Restatement	As Restated
Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs	$94,856	$66	$94,922
Loss before income taxes	(10,310)	(66)	(10,376)
Benefit for income taxes	(3,024)	(24)	(3,048)
Net loss	(7,286)	(42)	(7,328)
Basic loss per share	$(0.20)	--	$(0.20)
Diluted loss per share	$(0.20)	--	$(0.20)

	Nine Months Ended October 30, 2004
	As Reported	Impact of Restatement	As Restated
Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs	$283,556	$68	$283,624
Loss before income taxes	(29,784)	(68)	(29,852)
Benefit for income taxes	(10,424)	(25)	(10,449)
Net loss	(19,360)	(43)	(19,403)
Basic loss per share	$(0.54)	--	$(0.54)
Diluted loss per share	$(0.54)	--	$(0.54)

Consolidated Statement of Cash Flows
Net cash used in operating activities	$(44,052)	$8,540	$(35,512)
Net cash used in investing activities	(18,266)	(8,540)	(26,806)

(3) Sale of Bailey Street Trading Company

On May 27, 2005, the Company completed the sale of the majority of the assets of Bailey Street Trading Company (“Bailey Street”), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture, to Bailey Street Holding Company, a newly formed corporation, independent of Bombay. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. Bailey Street Holding Company also assumed certain normal operating liabilities associated with the operations.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The purchase price is subject to minor adjustments and the agreement requires Bombay to provide certain transition services for up to one year. Bombay retained approximately $2 million of inventory not included in the sale which is being liquidated through its retail and Internet channels. As of the end of the third quarter, approximately $1.2 million of inventory remained.

During the third quarter, Company terminated the lease associated with approximately half of the distribution center previously utilized by the Bailey Street operations. The remainder of the facility is currently being utilized to store the remaining merchandise. In the event that the Company does not find an alternate use for the space upon final liquidation of the inventory, the transaction may result in a one-time, non-cash charge of approximately $1.0 to $1.2 million which assumes that the remainder of the facility would be sublet at current market rates . Total revenues of Bailey Street for the nine months ended October 29, 2005 and October 30, 2004 were $6.9 million and $11.6 million, respectively.

(4) Sale of Land and Building

On October 27, 2005, the Company entered into an agreement to sell non-operating assets including land and a bank building adjacent to its headquarters in Fort Worth, Texas resulting in a gain of $4.1 million. Total proceeds from the sale were $5.6 million while the carrying cost of the assets was $1.2 million. The Company has an on-going obligation under the agreement to provide the buyer with the use of parking and the existing drive through bank facility, which are part of the headquarters buildings retained by the Company. The Company estimated the discounted value of the obligation to be $0.3 million, which amount has been recorded as deferred income and will be recognized either over the life of the building or the underlying lease, as applicable.

(5) Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense related to grants of stock options has been recognized, as all options granted under the plans had an exercise price not less than the market price of the Company’s common stock on the date of grant. Compensation expense related to grants of restricted stock is based upon the quoted market price of the Company’s common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based compensation (in thousands, except per share amounts):

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
		(restated)		(restated)
Net loss, as reported	$(4,129)	$(7,328)	$(21,500)	$(19,403)
Stock-based compensation expense determined under SFAS 123, net of tax	(299)	(628)	(976)	(1,512)
Net loss, pro forma	$(4,428)	$(7,956)	$(22,476)	$(20,915)

Basic and diluted loss per share, as reported	$(0.11)	$(0.20)	$(0.59)	$(0.54)
Basic and diluted loss per share, pro forma	$(0.12)	$(0.22)	$(0.62)	$(0.59)

During the first and second quarters of Fiscal 2005, the Company awarded restricted stock grants aggregating 213,038 shares to key employees. The restricted shares will become vested in designated increments contingent upon continued employment of the respective recipient based upon specified vesting periods of at least 12 months and not more than 48 months, subject to acceleration in the event that the Company achieves an earnings threshold of $.50 per share, adjusted for stock splits, if any, at which time such restricted shares shall become 100% vested. Deferred compensation of $1,145,000 was recorded in conjunction with the grants, and will be expensed over the respective vesting periods.

During the second quarter of Fiscal 2005, 26,000 shares of unvested restricted stock were cancelled following the departure of an executive. In conjunction with the cancellation, deferred compensation of $214,000 previously expensed was reversed.

During the third quarter of Fiscal 2005, the Company awarded restricted stock grants aggregating 25,000 shares to an executive officer. The shares will become vested in designated increments contingent upon continued employment of the executive based upon specified vesting periods of at least 12 months and not more than 48 months. Deferred compensation of $113,000 was recorded in conjunction with the grants, and will be expensed over the vesting period.

(6) Comprehensive Loss

Comprehensive loss for the three and nine months ended October 29, 2005 and October 30, 2004 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
		(restated)		(restated)
Net loss	$(4,129)	$(7,328)	$(21,500)	$(19,403)
Foreign currency translation adjustments	634	1,040	732	1,060
Comprehensive loss	$(3,495)	$(6,288)	$(20,768)	$(18,343)

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(7) Interim Tax Provision

The seasonality of the business is such that the Company expects a portion of losses incurred during the first nine months of the fiscal year to be partially offset by profits during the fourth quarter. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes, the Company has calculated the effective tax rate for the discrete nine month period ended October 29, 2005 which resulted in a 34.9% rate for the nine months and a 33.2% rate for the three months ended October 29, 2005. During Fiscal 2004, amounts were calculated based upon an estimated annual effective tax rate.

SFAS  109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of its deferred tax assets, which considers future taxable income and ongoing prudent and feasible tax planning strategies. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of the end of the third quarter, the balance sheet included a total of $14,161,000 of deferred tax assets against which no valuation allowances had been provided.

(8) Earnings/Loss per Share

Basic earnings (loss) per share are based upon the weighted average number of shares outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation.

The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004
		(restated)		(restated)
Numerator:
Net loss……………………………….	$(4,129)	$(7,328)	$(21,500)	$(19,403)
Denominator for basic and diluted loss per share:
Average common shares outstanding...	36,349	35,834	36,169	35,644
Basic and diluted loss per share………..	$(0.11)	$(0.20)	$(0.59)	$(0.54)

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

During the three and nine month periods ended October 29, 2005 and October 30, 2004, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended (in thousands):

	Oct. 29, 2005	Oct. 30, 2004
Stock options…………………………	3,289	3,424
Deferred director compensation……..	73	43
Total…………………………	3,362	3,467

(9) Amendment to Shareholders’ Rights Plan

Effective May 26, 2005, the Company amended its shareholders’ rights plan (“Rights Agreement”) to (i) extend the final expiration of the Rights Agreement to June 1, 2015, (ii) change the exercise price of each Right (as defined in the Rights Agreement) from $50.00 to $35.00, (iii) modify the definition of “Acquiring Person” to increase from 15% to 20% the beneficial ownership level that any person or group of persons may acquire before triggering the Rights, (iv) add a provision establishing a three-year independent director evaluation committee (“TIDE Committee”), and (v) clarify that the board of directors of the Company may, in good faith, determine that a disposition of Company common stock, by a person inadvertently exceeding the permitted threshold, has been made as promptly as practicable and would preclude such person from being deemed an “Acquiring Person”.

The TIDE Committee will consist of independent members of the Board of Directors of the Company and will review and evaluate the Rights Agreement to consider whether it continues to be in the best interests of the Company, its stockholders and any other relevant constituencies of the Company (i) at least every three years and (ii) sooner if an acquisition proposal is made that the TIDE Committee believes would make such a review and evaluation appropriate. Following each such review, the TIDE Committee will communicate its conclusions to the board of directors, including any recommendation as to whether the Rights Agreement should be modified or the Rights should be redeemed. The Company’s Governance and Nominations Committee of the Board of Directors will serve as the TIDE Committee as long as its members satisfy the independence requirement.

(10)   New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. Among other things, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement”. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard in Fiscal 2006, as applicable.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1, Accounting for Rental Costs Incurred during Construction Period. (“FSP SFAS 13-1”), which clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP SFAS 13-1 requires that a lessee cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. In accordance with its current policy, the Company capitalized $843,000; $1,487,000 and $1,149,000 of construction period rent relating to its retail locations for the nine months ended October 29, 2005, the fiscal year ended January 29, 2005 and the nine months ended October 30, 2004, respectively. FSP SFAS 13-1 is effective for periods beginning after December 15, 2005. Retrospective application in accordance with SFAS 154 is permitted but not required. Management is assessing its options and has not made a determination at this time as to how it will implement the new standard.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and financial market conditions which affect consumer confidence in the spending environment for home-related purchases; competition; seasonality; success of operating initiatives; new product development and introduction schedules; uninterrupted flow of product; acceptance of new product offerings; inherent safety of product offerings; advertising and promotional efforts; adverse publicity; expansion of the store chain; availability, locations and terms of sites for store development; ability to renew leases on an economic basis; changes in business strategy or development plans including risks associated with the strategy to move stores off-mall; availability and terms of borrowings or capital for operating purposes; labor and employee benefit costs; ability to obtain insurance at a reasonable cost; rising fuel and energy costs, availability and their impact on the operations of the business as well as impact on consumer spending; reliance on technology; security of the technological infrastructure; changes in government or trade regulations including duties on imports from China and the possibility that the scope of such duties will be expanded to encompass additional countries or product categories; risks associated with international business; fluctuations in foreign currency exchange rates; terrorism; war or threat of war; potential restrictions due to communicable diseases; regional weather conditions; natural disasters; labor relations and human resource practices; hiring and retention of adequate and qualified personnel and other risks and uncertainties contained in the Company’s 2004 Annual Report on Form 10-K and other Securities and Exchange Commission filings as they occur. The Company undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof as a result of new information, future events or otherwise.

General

  The Company designs, sources and markets a unique line of fashionable home accessories, wall décor and furniture through 494 retail locations in 41 states in the United States and nine Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms “our”, “we”, “us”, “Bombay” and “Company” refer to The Bombay Company, Inc. including its subsidiaries.

In addition to our primary retail Bombay operations, during 2001 we expanded our product offering to include BombayKIDS, a line of children’s furniture, textile and accessories, which is currently being offered in 58 BombayKIDS store locations as well as through catalog and Internet channels. Bombay also has international licensing agreements under which a total of 15 licensed international stores are operating in the Middle East and the Caribbean (“International”). On May 27, 2005, we completed the sale of a substantial portion of the assets of Bailey Street Trading Company (“Bailey Street”), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture, to a newly formed corporation, independent of Bombay. The sale included the subsidiary’s trade receivables, a portion of the inventory, and the intangibles associated with the operations. The remaining inventory is being liquidated through the Company’s other retail channels, including its Bombay retail locations, outlets, and over the Internet.

The largest percentage of Bombay’s sales and operating income is realized in the fiscal quarter that includes December (Christmas season). Merchandise is manufactured to our specifications through a worldwide network of contract manufacturers. The impact of inflation on operating results is typically not significant because the majority of our products are proprietary. We attempt to alleviate inflationary pressures by adjusting selling prices (subject to competitive conditions), improving designs and finding alternative production sources in lower cost countries.

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

Additionally, in prior periods, we reflected proceeds from landlord construction allowances as a separately identified component of cash flows from investing activities in the Consolidated Statements of Cash Flows. We have restated our historical Consolidated Statement of Cash Flows for the nine months ended October 29, 2005 to reflect such proceeds as a component of cash flows from operating activities.

   The restatement included adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. These changes increased net loss and loss per share by $42,000 and $0.00 per diluted share in the third quarter of Fiscal 2004, and increased net loss and loss per share by $43,000 and $0.00 per diluted share in the nine month ended October 30, 2004. The restatement relating to the reflection of proceeds from landlord construction allowances as a component of cash flows from operating activities decreased our net cash used in operating activities and increased our net cash used in investing activities in the nine months ended October 30, 2004 by $8.5 million. For information with respect to the restatement adjustments, see Note 2 to the accompanying consolidated financial statements. This Management’s Discussion and Analysis gives effect to these restatements.

Executive Summary

During the third quarter, we experienced some positive trends and faced some concerning issues. With respect to four key corporate initiatives that we have identified for the current year, our progress was as follows:

•
Return to positive same store sales - This quarter saw positive same store sales of 2.7% reversing the trend of same store sales declines that we had been experiencing in the recent past. The third quarter began strong with an 11% same store sales increase during the month of August. We believe that the increase was a response to the new product introductions during the late summer and an improved in-store presentation of the merchandise as well as the change in the timing of a major promotional event. The momentum was interrupted by the hurricane season and we struggled to regain the positive trends established. By the end of the quarter, new marketing efforts began to take hold and we began to realize increases in same store sales.

•
Develop sustainable growth in margin rate - We believe that one of the keys to establishing an improved margin rate relates to upgrading the quality of our merchandise and increasing the average unit retail price realized. We believe an upgraded assortment that differentiates Bombay from the mass merchants and secures its place in the mid-priced traditional, timeless and classic home furnishings niche is critical to repositioning the Company. During the fall, we introduced a product assortment that resulted in a 14% increase in the average transaction size and more than a 20% increase in the average unit retail price. Softness in traffic resulted in an 8% decline in the total number of transactions and caused us to be more promotional than we had intended as we increased promotional activity to regain momentum. As a result, product margins declined slightly as a percentage of revenue.

•
Ensure future profitability - We have developed a two-pronged strategy for enhancing profitability. Our first strategy is to keep our corporate and store four-wall selling, general and administrative expenses controlled at levels in line with sales levels. Our focus has been on efficiency and “right-sizing” the organization for our new real estate and operating strategies. For the third quarter, our corporate office general and administrative expenses were below last year. Leveraging our store four-wall costs has been a challenge because the average sales per square foot has declined as we rolled out more BombayKIDS stores and increased the store size as we migrated to off-mall locations with our core stores.

Our second strategy to ensure profitability is to slow our new store growth in Fiscal 2005 to allow management to focus on existing stores. We will continue to migrate stores strategically from mall to off-mall and continue to close unprofitable stores as the opportunities arise. Currently we project that we will end Fiscal 2005 with 497 to 500 stores representing a slight reduction in store count compared to last year.

•
Continue to invest for the future - We have spent much of the past two years investing in our infrastructure in order to address the structural issues of our business. To reduce store occupancy costs, we have been migrating mall-based stores to off-mall locations as leases expire and suitable locations become available. During the third quarter of Fiscal 2005, we opened 6 core Bombay stores in off-mall locations and 2 BombayKIDS stores while closing 8 mall-based stores, bringing the total off-mall count to 155 core Bombay stores or 40% of the total Bombay locations. During the first nine months of the year, four-wall operating margins for the off-mall core stores were over 600 basis points higher than the mall-based stores primarily as a result of the lower occupancy costs. These off-mall stores contributed over two and one half times the contribution to margin and overhead that the 230 mall based stores produced. While the magnitude of the difference decreases as we enter the holiday season when sales volumes are higher, we believe that the reduction in fixed costs is key to reducing losses in the first three quarters of the year and improving overall profitability.

Maturing our BombayKIDS business is important to future earnings growth. One aspect of profitability is achieving critical mass in total and by market. During the third quarter of Fiscal 2005, we added two BombayKIDS stores, bringing the total to 58 at October 29, 2005. We expect to add four more BombayKIDS stores this year, taking our total store count to 62 stores by the end of the year, with the belief that this business will be a profit contributor in future years.

Results of Operations

Quarters Ended October 29, 2005 and October 30, 2004

  Net revenue increased 1.1% to $128.1 million for the quarter ended October 29, 2005 from $126.7 million for the quarter ended October 30, 2004. The increase was a result of same store sales increases of 2.7% for the quarter in addition to sales from new stores, which contributed approximately $15.0 million in net sales, more than offsetting sales from stores closed during the past 12 months, which contributed $9.9 million during the third quarter of last year. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 5.0% of the revenue for the third quarter compared to 7.5% in the comparable period of last year. Of the $6.3 million decline in non-store revenue, $4.1 million relates to Bailey Street, the assets of which were sold during the second quarter of Fiscal 2005. The majority of the remaining decrease relates lower to Internet revenue, which has been adversely affected by changes to the marketing and the Internet platform late last year.

The following table outlines the sales mix by product category for the three-month periods ended October 29, 2005 and October 30, 2004:

	Three Months Ended
	Oct. 29,	Oct. 30,
	2005	2004
Sales mix:
Large furniture……………..	35%	31%
Occasional furniture……….	17	21
Wall décor…………………	15	13
Accessories………………..	33	35
	100%	100%

On a geographical basis, same store sales results had little variation among regions with Canada, the Northeast, the South and the West Coast reporting low single digit positive same store sales while same store sales in the Midwest declined slightly. Increases in furniture and wall décor were the result of new introductions as well as a shift in the marketing focus during the quarter with promotions focusing on higher dollar items and decorating as opposed to gift categories. The average ticket increased 14% during the third quarter as a result of the shift in the mix and higher average unit retail prices realized as we changed the promotional calendar and upgraded quality. The number of total transactions, including those from new stores, declined 8% during the period.

Cost of sales, including buying and occupancy costs, was $96.5 million for the third fiscal quarter compared to $94.9 million for the same period last year. As a percentage of revenue, cost of sales increased to 75.3% for the quarter compared to 74.9% for the prior year period. Gross margin increased 10 basis points due to leveraging fixed logistics costs on the increased volume. In addition, the relative impact of shipping and handling costs associated with direct to customer and wholesale revenue declined as a result of lower sales through those channels. These declines were partially offset by higher product costs as a percentage of revenue due to being more promotional. Buying and occupancy costs increased $0.9 million, to $28.6 million in the current quarter from $27.6 million in the third quarter of Fiscal 2004, due to the higher store count, anniversarying prior year store openings and increasing utility expenses. As a percentage of revenue, buying and occupancy costs increased 50 basis points, to 22.3% of revenue compared to 21.8% in the third quarter of Fiscal 2004.

Selling, general and administrative expenses decreased $0.9 million to $40.9 million, or 31.9% of revenue, compared to $41.8 million, or 33.0% of revenue, for the comparable period of the prior year. Store four-wall costs increased $0.7 million or 40 basis points due primarily to higher store payroll and payroll related costs and higher credit card fees, both of which vary with sales volumes. Marketing and visual merchandising costs decreased $0.3 million, or 30 basis points compared to last year due to shifting the holiday gift catalog out of the third quarter into the fourth quarter which is closer to the holiday gift buying season. These savings were partially offset by increased investment in Internet marketing designed to drive sales and traffic to the website. Corporate general and administrative expenses decreased $1.0 million or 90 basis points during the quarter compared to last year. Lower payroll, insurance costs and other cost savings as the Company continues to focus on expense control were the primary reasons for the decline. The remaining $0.3 million or 30 basis points decrease relates to lower variable costs in the Internet and mail order business due to the lower sales volumes.

Results for the quarter ended October 29, 2005 include a $4.1 million gain in connection with the sale of non-operating assets including land and a bank building adjacent to its headquarters in Fort Worth, Texas. Total proceeds from the sale were $5.6 million while the carrying cost of the assets was $1.2 million. The Company recorded $0.3 million of deferred income in connection with on-going obligations, which we will recognize over the life of the building or the underlying lease.

For the quarter ended October 29, 2005, interest expense was $980,000 and interest income was $10,000, compared to interest expense of $332,000 and interest income of $14,000 in the third quarter of Fiscal 2004. During Fiscal 2005, the Company accelerated the seasonal inventory build to support the new merchandise and presentation in the late second quarter. The higher average inventory coupled with continuing capital investments and losses during the period resulted in an increase in average borrowings during the quarter. To a lesser extent, higher interest rates also contributed to the increase.

For the quarter ended October 29, 2005, income tax benefit was $2.0 million, or 33.1% of loss before income taxes, based upon calculation of the discrete tax rate for the nine months ended October 29, 2005. Income tax benefit for the quarter ended October 30, 2004 was $3.0 million, or 29.3% of loss before income taxes, based upon the estimated annual effective tax rate for Fiscal 2004. The change in the effective tax rate for the current period from the prior year is related to the seasonality of the business as well as the impact on the third quarter resulting from use of the discrete period method for estimating taxes for the nine months.

Nine Months Ended October 29, 2005 and October 30, 2004

Net revenue was $378.2 million for the nine months ended October 29, 2005 compared to $372.7 million for the nine months ended October 30, 2004, an increase of 1.5%. Same store sales declines of 0.4% for the year-to-date period were offset by sales from new stores, net of closings. Stores opened for less than 12 months generated sales of $49.1 million during the first nine months of the year, offsetting $30.2 million in sales during the prior year-to-date period from stores closed during the past 12 months. Revenues from non-store activity, including Internet, mail order, International and Bailey Street, accounted for 3.5% of sales for the year-to-date period compared to 9.6% last year. Of the $11.9 million decline in non-store revenue, $4.8 million relates to Bailey Street, the assets of which were sold during the second quarter of Fiscal 2005. The majority of the remaining decrease relates to lower Internet revenue that has been adversely affected by changes to the marketing and the Internet platform.

The following table outlines the sales mix by product category for the nine-month periods ended October 29, 2005 and October 30, 2004:

	Nine Months Ended
	Oct. 29,	Oct. 30,
	2005	2004
Sales mix:
Large furniture……………..	32%	32%
Occasional furniture……….	18	20
Wall décor…………………	16	13
Accessories………………..	34	35
	100%	100%

Increases in wall décor were the result of both clearance of old product as well as customer acceptance of some of the new introductions in this category. The decline in occasional furniture is due primarily to the sale of Bailey Street whose product assortment was almost entirely comprised of occasional pieces. The average ticket increased 5% for the year-to-date period, while the number of total transactions decreased approximately 2%. On a geographical basis, the Canadian same store sales performance has been the strongest with a low single digit increase (local currency) while all regions of the United States reported same store sales within a relatively tight range of flat to mid single-digit declines.

 Cost of sales, including buying and occupancy costs, was $294.2 million or 77.8% of revenue for the nine months compared to $283.6 million or 76.1% for the same period last year. Gross margin decreased 110 basis points as a result of an increased level of promotional activity related to clearing product to remerchandise stores and upgrade the assortment during the first half of the year and trying to establish sales momentum during the fall. In addition, distribution center costs increased as a result of higher average inventory levels. Buying and occupancy costs were 22.6% of revenue for the nine months ended October 29, 2005 compared to 22.1% for the nine months ended October 30, 2004. Buying and occupancy costs increased 4% while retail square footage increased 2% due to store openings and the migration to larger, off-mall locations. Higher rents and depreciation expense as we annualized new store openings and higher utility costs were the primary drivers behind the increase.

Selling, general and administrative expenses increased $1.2 million to $119.9 million compared to $118.7 million for the comparable period of the prior year. As a percentage of revenue, selling, general and administrative expenses were 31.7% for the nine months ended October 29, 2005, and 31.8% for the nine months ended October 30, 2004. Store four-wall costs increased $4.9 million related primarily to a $3.5 million increase in store payroll and payroll related costs as well as higher credit card fees, which vary with sales. As a percentage of revenue, store four-wall costs increased 110 basis points due to deleveraging fixed costs at the store level against lower average sales per square foot. Direct-to-customer selling, general and administrative expenses decreased $1.0 million or 30 basis points as a result of the lower volume. Marketing and visual merchandising costs decreased $0.2 million compared to last year and declined 10 basis points due mainly to shifting a catalog from third quarter to fourth quarter to capitalize on the natural increase in gift volume that occurs during the holiday season. Corporate general and administrative expenses decreased $2.4 million, or 80 basis points. Insurance and taxes were $1.8 million lower, principally related to lower medical insurance costs, while payroll and payroll related costs decreased $1.0 million due to cost saving measures taken over the past year. Lower bank fees, lower telephone costs and generally tight controls over other expenses accounted for the remainder of the reduction versus last year. These declines were partially offset by a $1.6 million increase in professional fees in connection with the merchandise strategy study during the first half of the year, higher audit costs due to the Fiscal 2004 restatement and Sarbanes-Oxley compliance costs and fees incurred in connection with asset sales.

For the year-to-date period, interest income was $27,000 and interest expense was $1,827,000, compared to income of $45,000 and expense of $328,000 for the first three quarters of Fiscal 2004. During Fiscal 2005, the Company accelerated the seasonal inventory build up to an earlier timeframe to support the new merchandise and presentation, resulting in lower cash balances, earlier and higher borrowings, causing the increase in interest expense and a decrease in interest income. In addition, the average interest rate increased approximately 200 basis points compared to last year.

For the nine months ended October 29, 2005, income tax benefit was $11.5 million, or 34.9% of loss before income taxes, based upon calculation of the discrete tax rate for the nine months ended October 29, 2005. Income tax benefit for the nine months ended October 30, 2004 was $10.4 million, or 35.0% of loss before income taxes, based upon the estimated annual effective tax rate for Fiscal 2004.

Liquidity and Capital Resources

From a liquidity and capital expenditure standpoint, our strategy is generally to utilize our credit facility to finance seasonal borrowings and working capital required by store growth while we utilize cash flow from operations and our balance sheet to finance our long-term capital programs. The operating losses for Fiscal 2004 and the first nine months of Fiscal 2005 resulted in a decline in our available capital. As a result, in late Fiscal 2004, we reassessed our liquidity and capital program and investigated alternatives to fund the continued migration of stores from mall to off-mall and the growth of the BombayKIDS stores.

We previously indicated that we planned to dispose of certain assets that were either non-operating assets or were not an integral component of our core operations in order to supplement our cash position. On May 27, 2005, we completed the sale of a majority of the assets of Bailey Street, generating $4.7 million of cash. Approximately $2 million of Bailey Street inventory was not included in the sale and is expected to be liquidated at an aggregate profit through Bombay’s retail locations, its outlets and over the Internet. Approximately $1.2 million of such inventory remains on hand as of the end of the third quarter. On October 28, 2005, we closed on the sale of land and a bank building adjacent to the Company’s headquarters but not used in operations. Net proceeds from the sale after fees were $5.4 million. We believe that the proceeds from the sale of assets of our Bailey Street operations and the sale of the land and bank building, combined with our expected cash flows from operations, will be adequate to fund our capital expenditure program for Fiscal 2005.

We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 75% of eligible inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. At October 29, 2005, the bank commitment was $110.1 million. The Company had $62.2 million outstanding in the form of borrowings and another $4.9 million in letters of credit, with $43.0 million of excess availability as of the end of the fiscal quarter. The Company is required to maintain minimum availability equal to the lesser of $10 million or 7.5% of the borrowing base, or $8.3 million at October 29, 2005, at all times. The aggregate commitment under the facility can be increased to $175 million prior to September 17, 2007. The credit facility expires September 15, 2009.

Cash flow utilized by operating activities was $53.7 million during the first nine months of Fiscal 2005 compared to $35.5 million during the first nine months of Fiscal 2004. The $18.2 million increase is the result of higher operating losses, increased income tax receivables and/or deferred tax assets established and decline in accounts payable and accrued expenses due largely to the timing of the inventory receipts and subsequent payments.

Cash flows used in investing activities declined by $16.4 million from $26.8 million last year to $10.4 million for the first nine months of this fiscal year. Fiscal 2005 amounts include $6.0 million in proceeds from the sale of the non-operating land and building and sale of intangible and other non-current assets associated with the Bailey Street activities previously discussed. Purchases of property and equipment declined $10.5 million as a result of fewer new store openings and migrations to off-mall locations as well as a decline in the expenditures relating to distribution center expansions and systems.

Cash flows provided by financing activities increased $10.7 million during the nine months ended October 29, 2005 compared to the nine months ended October 30, 2004 due to an increase in borrowings under the Company’s credit facility.

Our capital expenditure plan for Fiscal 2005 is expected to total approximately $20 to $25 million for the year before construction allowances from landlords, and includes the cost of store openings, the relocation to a new distribution center in Canada during the second quarter and continued investment in information systems. Total capital expenditures through October 29, 2005 were $16.3 million.

During the nine months of Fiscal 2005, we opened 22 Bombay core stores, seven BombayKIDS stores and one outlet. Thirty-eight stores were closed during the period. As of the end of the third quarter, we had 388 Bombay core stores, 58 BombayKIDS stores and 48 outlets, for a total of 494 retail locations. During the remainder of Fiscal 2005, we plan to open approximately 11 stores, including four BombayKIDS locations, and to close six to nine stores. We plan to end Fiscal 2005 with 497 to 500 stores.

Critical Accounting Policies

A description of the Company’s critical accounting policies is set forth in Part II. Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29,2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies”, which is incorporated by reference as though fully set forth herein.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The standard is effective for our financial statements beginning in Fiscal 2006, at which time we will adopt its provisions. We are in the process of planning our implementation and evaluating the impact of adoption on our consolidated financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. Among other things, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (i) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement”. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the standard in Fiscal 2006, as applicable.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1, Accounting for Rental Costs Incurred during Construction Period. (“FSP SFAS 13-1”), which clarifies the accounting for rental costs associated with operating leases that are incurred during a construction period. In addition, FSP SFAS 13-1 requires that a lessee cease capitalizing rental costs as of the effective date of FSP SFAS 13-1 for operating lease arrangements entered into prior to the effective date of FSP SFAS 13-1. In accordance with its current policy, the Company capitalized $843,000; $1,487,000 and $1,149,000 of construction period rent relating to its retail locations for the nine months ended October 29, 2005, the fiscal year ended January 29, 2005 and the nine months ended October 30, 2004, respectively. FSP SFAS 13-1 is effective for periods beginning after December 15, 2005. Retrospective application in accordance with SFAS 154 is permitted but not required. Management is assessing its options and has not made a determination at this time as to how it will implement the new standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from fluctuations in interest rates as they impact our short-term borrowings and investments. At October 29, 2005, the Company had borrowings of $62.2 million under its credit facility. For the nine months ended October 29, 2005, average borrowings under the facility were $39.9 million. If interest rates changed by 100 basis points, the Company’s interest expense on the average borrowing balances would change by approximately $0.3 million for the nine-month period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, the Company's management considered the Company's controls over the selection and application of its lease accounting policies relating to the classification of landlord allowances within the consolidated statements of cash flows and related remediation efforts implemented in the first quarter of Fiscal 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2005 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 5. Legal Proceedings.

The Company has certain contingent liabilities related to various claims, lawsuits and other pending legal actions incident to the ordinary course of business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 6. Exhibits

The Exhibits filed as a part of this report are listed below.

Exhibit No.	Description

10 (a)	Employment Agreement with Executive Officer

10 (b)	Form of Restricted Stock Award Agreement
under the 1996 Long Term Incentive Stock Plan

31(a)	Certification by Chief Executive Officer Pursuant
to Rule 13a-15 and Rule 15d-15 of the Securities
Exchange Act of 1934, as amended

31(b)	Certification by Chief Financial Officer Pursuant
to Rule 13a-15 and Rule 15d-15 of the Securities
Exchange Act of 1934, as amended

32	Certifications of Registrant Pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOMBAY COMPANY, INC.
(Registrant)

/S/ JAMES D. CARREKER
Date: December 8, 2005	James D. Carreker
Chairman of the Board and
Chief Executive Officer

/S/ ELAINE D. CROWLEY
Date: December 8, 2005	Elaine D. Crowley
Senior Vice President, Chief
Financial Officer and Treasurer