Form 10-K
BOMBAY COMPANY INC
filed 2006-04-13
CIK 96287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
For the fiscal year ended January 28, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 0F 1934
For the transition period from _______________ to ___________________
Commission file number 1-7288
The Bombay Company, Inc.
(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	75-1475223 (I.R.S. Employer Identification Number)
550 Bailey Avenue Fort Worth, Texas (Address of principal executive offices)	76107 (Zip Code)
(Registrant's telephone number, including area code) (817) 347-8200
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, Par Value, $1 Per Share	Name of Each Exchange on Which Registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing price of the stock on July 30, 2005 was approximately $177,673,480.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at April 1, 2006
Common stock, $1 par value	36,435,796

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders
are incorporated by reference in Part III.

Form 10-K
PART I
ITEM 1. Business.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless, classic and traditional in its styling through a network of retail locations throughout the United States and Canada, through the Internet, specialty catalogs and international licensing arrangements. Throughout this report, the terms "our," "we," "us," "Bombay" and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

The Company has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. The periods ended January 28, 2006 (“Fiscal 2005”), January 29, 2005 (“Fiscal 2004”), and January 31, 2004 (“Fiscal 2003”) reflect 52 weeks. The period ending February 3, 2007 (“Fiscal 2006”) will be a 53-week period.

Bombay’s unique position in the market place is a result of our core competencies in design, sourcing and importing. We are a global importer, sourcing product from approximately 27 countries worldwide. Over 90% of the product has been designed or styled to Bombay’s specifications.

Bombay has three distinct retail concepts leveraging the Bombay brand: Bombay, BombayKIDS and Bombay Outlet. Bombay stores feature timeless and classically styled home furnishings including accessories, wall decor and furniture focusing on the bedroom, the home office, the dining room and the living room. We entered the children’s furnishings business in 2001 with the introduction of BombayKIDS, which features a line of children’s furniture, textiles and accessories for children’s bedrooms and bathrooms. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay and BombayKIDS product as well as merchandise produced for our former wholesale operation.

In addition to our primary retail operations, Bombay has other operating enterprises which contributed incrementally to profitability but which were not significant to our operations in Fiscal 2005. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations, including BombayKIDS, outlets, Internet and catalog.

(b) Financial Information About Segments

Bombay operates primarily in one business segment as a multi-channel retailer selling decorative home furnishings, furniture and related items.

(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates stores, primarily located in regional shopping malls, certain secondary malls, open-air lifestyle centers, high-end strip centers and selected street locations. As of January 28, 2006, there were 439 stores in 41 states in the United States and 59 stores in nine Canadian provinces. We also market our products through our mail order operations in the United States and Canada and over the Internet at www.bombaycompany.com, www.bombaykids.com, www.bombayoutlet.com and www.bombay.ca.

We offer a diverse selection of products consisting of approximately 5,000 stock keeping units (“SKUs”) of which over 90% of the product has been designed or styled to our specifications. Bombay’s proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. We regularly update our merchandise assortment by introducing new products while discontinuing others. We have a fashion component to our product offerings, primarily in the accessory and wall decor areas, which is introduced seasonally. Other products with longer lives are discontinued as they approach the end of their life cycles. Approximately 3,000 and 3,500 new SKUs were introduced in Fiscal 2005 and Fiscal 2004, respectively. Typically, new product introductions have been concentrated during our spring, fall and Christmas selling periods. The principal categories of merchandise include the following:

•
Furniture - We sell two broad categories of furniture as described below. Our furniture is manufactured by third party vendors located principally in China, Malaysia, Vietnam, Taiwan, India and Indonesia. The Company is currently developing furniture resources in South America.

•
Large Furniture - This category includes both wood and metal furniture focusing on the bedroom, home office, dining room and living room. Many of the larger items are displayed in stores, stocked in our distribution centers and can be delivered to stores typically within ten days. Large furniture represented 29%, 29% and 30% of total sales in Fiscal 2005, 2004 and 2003, respectively.

•
Occasional Furniture - This category includes wood and metal hall tables, end and coffee tables, plant stands and other small accent tables and curios that are ready-to-assemble, take home products. Occasional furniture represented 17%, 19% and 19% of total sales in Fiscal 2005, 2004 and 2003, respectively.

•
Accessories - This is the broadest category and represented 40% of total sales in both Fiscal 2005 and 2004 and 39% of total sales in Fiscal 2003. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, crystal, ceramics, frames and desktop items, textiles, floral, candles and holiday decor. These items are sourced from over 27 countries in Asia, North America and Europe.

•
Wall Decor - This category includes prints, mirrors and wall accessories that represented 14% of total sales in Fiscal 2005 and 12% of total sales in Fiscal 2004 and 2003. This merchandise is sourced primarily from the United States and various countries in Asia.

Merchandise is manufactured to Bombay’s specifications through a network of third party vendors principally located in Asia, Europe and the United States. Over 90% of production needs are sourced from foreign countries. We have branch offices in Taiwan, Malaysia, China and Vietnam, and use agents in various countries to locate prospective vendors, coordinate production requirements with manufacturers and provide technical expertise and quality control.

We are not dependent on any particular supplier and have had long standing relationships with many of our vendors. Forty-five manufacturers in eight countries supply almost 70% of our merchandise requirements. Bombay has no long-term production agreements; however, we generally have agreements with major manufacturers that prohibit the production of our proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. We do business with our vendors principally in United States currency and historically have not experienced any material disruptions as a result of any foreign political, economic or social instability.

The product development process takes between three to twelve months, beginning with the original idea and concluding with the final product received at regional distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or reordered, lead times generally vary from two to six months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be impacted by seasonality factors especially in months when manufacturers are producing at, or near, peak capacity to meet seasonal demands. As a result, we strive to maintain an adequate inventory position in our distribution centers to ensure a sufficient supply of products to our customers.

We have regional distribution centers in Fort Worth, Texas; McDonough, Georgia; Breinigsville, Pennsylvania; Mira Loma, California; Plainfield, Indiana and Brampton, Ontario. The distribution centers are strategically located and enable us to replenish the majority of store inventories within 48 hours of when the order is processed. We use dedicated trucks and less-than-truckload carriers to transport product from our distribution centers to the stores.

Channels of Distribution

RETAIL

Stores and Real Estate

Historically, we have located our stores primarily in regional shopping malls, certain secondary malls and selected urban and suburban locations that satisfied our demographic and financial return criteria. Over the past few years as many of those leases were nearing their expiration dates, we began aggressively pursuing an off-mall strategy for new and relocated stores focusing on open-air lifestyle centers and high-end strip centers (especially those with a concentration of home furnishings retailers). Such locations offer us the opportunity to lower occupancy costs, improve operating efficiencies and provide a more convenient shopping experience for our customer. Our preference is to identify locations where we can operate a combined Bombay and BombayKIDS store, thereby realizing economies that come with a larger location while attracting a new and younger customer to Bombay. As of January 28, 2006, approximately 48% of our stores, excluding outlets, were in off-mall locations.

In selecting store locations, our real estate department conducts extensive analyses of potential store sites. We base our selection on the existing or planned co-tenancy of the center, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting. We seek out the most potentially profitable locations for the opening of new stores. As we migrate to off-mall locations, new Bombay stores are planned to be in the 4,000 to 5,000 square foot range. Bombay mall stores are slightly smaller in size, currently averaging approximately 3,600 square feet. When appropriate, we are targeting 8,500 to 9,000 square foot locations where we can construct a Bombay store of approximately 4,500 square feet with an adjacent BombayKIDS store of approximately 4,000 square feet. In addition to building new stores, we continue to selectively convert our existing regular stores, which average approximately 2,000 square feet, to the larger format. As of January 28, 2006, there were 16 regular stores left in the chain.

At January 28, 2006, the store chain included a total of 48 outlet stores. We view the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further leverage our design and sourcing capabilities.

Following is a table summarizing our store activity and composition:

	January 28, 2006	January 29, 2005	January 31, 2004
Number of stores:
Beginning of year……………………......................	502	471	422
Opened…………………………………...................	41	66	84
Closed…………………………………........................	45	35	35
End of year…………………………….......................	498	502	471
Store composition:
Large format.…………………………......................	372	384	365
Regular.………………………………......................	16	20	25
Outlet…………………………………....................	48	47	46
BombayKIDS…..……………………......................	62	51	35
Store location:
Mall………………………………….........................	235	273	302
Off-Mall……………………….……........................	215	182	123
Outlet…………….…………………	48	47	46
Retail square footage (in thousands):
Large format…………………………......................	1,548	1,570	1,459
Regular………………………………......................	30	38	46
Outlet………………………………........................	206	200	198
BombayKIDS………………………......................	258	212	144
Total…………………………………....................	2,042	2,020	1,847

During Fiscal 2006, we plan to open approximately 25 to 30 new stores, including approximately three combination stores that include BombayKIDS stores. We plan to close approximately 60 to 65 stores, ending the year with approximately 460 to 465 stores. For store count purposes, a combined Bombay and BombayKIDS location represents two stores.

Our average cost of leasehold improvements, furniture, fixtures and machinery for Bombay stores opened in Fiscal 2005, net of landlord construction allowances, was approximately $158,000 per store, or $33 per square foot. In addition, other investments, which consist primarily of inventory in the store location, averaged approximately $87,000 per large format store. The average net cost of a BombayKIDS store is approximately $197,000, slightly higher than a Bombay large format store due to higher fixturing costs. During Fiscal 2005, inventory investment averaged $89,000 for a BombayKIDS store. During Fiscal 2005, average inventory physically in store was approximately 41% of the total inventory investment. Our mall-based stores typically achieve store level operating profitability during their first full year of operation and reach maturity in three years. Off-mall stores are typically profitable during their first year of operation. However, based upon our limited experience, it appears that it may take slightly longer for these stores to mature. Further, whether a store was relocated from a local mall or is a new store in a market may also be an influencing factor as to profitability and length of time until maturity.

As of January 28, 2006, 439 stores were operating in 41 states in the United States and 59 stores were operating in nine provinces in Canada as illustrated in the map below.

BC-7
AB-4
SK-1
MB-2
ON-31
PQ-10
NF-1
NB-1
NS-2
WA-5
MN-4
NH-3
MA-10
CT-12
OR-4
ID-1
WI-3
NY-19
MI-10
IA-1
PA-18
NJ-18
DE-3
MD-14
NE-1
OH-18
NV-3
IL-24
IN-6
WV-1
VA-16
UT-3
CO-6
KS-1
MO-7
KY-3
NC-12
CA-64
TN-9
SC-6
AZ-6
NM-1
OK-3
AR-1
MS-1
AL-7
GA-18
LA-8
TX-49
FL-40

Direct-to-Customer

We conduct electronic commerce through our U.S. websites at http://www.bombaycompany.com for Bombay, http://www.bombaykids.com for BombayKIDS and http://www.bombayoutlet.com for Bombay Outlets. During Fiscal 2003, we launched our Bombay Canada website at http://www.bombay.ca which currently sells core product and a limited selection of outlet and BombayKIDS product. The Internet is an important tool not only for generating direct-to-customer sales but also for enabling the customer to conduct research on our product offering prior to making a store visit. The majority of our active SKU's are available for purchase on the websites although the actual number available at any point in time may vary based upon availability of inventory. We continue to pursue online marketing partnerships to broaden our reach to additional customers. Direct-to-customer revenue over the Internet was approximately $15.9 million, $21.2 million and $17.1 million in Fiscal 2005, 2004 and 2003, respectively. We also maintain websites supporting our international wholesale activities.

Bombay has a catalog business, which primarily serves as a marketing vehicle to drive customers into stores and to our Internet sites. Total direct-to-customer revenue, including Internet and catalog sales, represented 4.2%, 5.5% and 5.0% of total revenue in Fiscal 2005, 2004 and 2003, respectively.

WHOLESALE

Bailey Street Trading Company - During Fiscal 2000, we created Bailey Street Trading Company (“Bailey Street”), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture. The brand was separate from Bombay and the merchandise was marketed to variety of customers including independent gift stores, catalogers, department stores, furniture stores and mass merchants through a network of independent regional sales representatives. In November 2004, we announced our intention to exit the Bailey Street operations through sale or liquidation in order to focus on our core business.

On May 27, 2005, we completed the sale of the majority of the assets of Bailey Street to Bailey Street Holding Company, a newly-formed corporation, independent of Bombay. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. Bailey Street Holding Company also assumed certain normal operating liabilities associated with the operations and Bombay agreed to provide certain transition services for up to one year. Bombay retained approximately $2 million of inventory not included in the sale which has been or is currently being liquidated through its retail and Internet channels.

During the third quarter of Fiscal 2005, we terminated the lease associated with approximately half of the distribution center previously utilized by the Bailey Street operations and prior to that, as part of the Bombay operations. As of the end of the fourth quarter of Fiscal 2005, we ceased using the remaining space and were actively seeking a party to whom the space could be sublet. We recorded a non-cash, pre-tax charge of approximately $0.9 million which represents the net present value of the difference between the remainder of the lease obligation less the estimated net sublet income based upon current market rates and assuming a subtenant within twelve months.

Total revenue for Bailey Street was $6.9 million, $15.1 million and $15.8 million during Fiscal 2005, 2004 and 2003, respectively.

International - Bombay International, Inc. (“International”) is our international licensing and distribution channel. International operations have extended to 16 licensed stores as of the end of Fiscal 2005, operating in the Middle East and the Caribbean. Total revenue from International was $2.4 million, $3.8 million and $3.7 million during Fiscal 2005, 2004 and 2003, respectively. In the short-term, we plan to continue expansion abroad through licensing and distribution agreements in existing markets or with current partners. During Fiscal 2006, approximately three additional International stores are planned to be opened by our licensees.

Intangibles

We own a number of the trademarks, service marks, copyright registrations and design patents used in our business, including federal trademark registrations for the marks The Bombay Company®, Bombay®, the palm tree logo and BombayKIDS®. Our trademarks are also registered or are the subject of pending applications in a number of foreign countries. Each trademark registration is renewable indefinitely if the mark is still in use at the time of renewal.

We believe that our intangible property rights have significant value, enhance the Bombay® brand and are instrumental in our ability to create, sustain demand for and market our product. From time to time, we discover products in the marketplace that are counterfeit reproductions of our product or that otherwise infringe upon our trademark, copyright, trade dress or design rights. We have and will continue to vigorously defend our intellectual property rights as necessary.

Seasonality

Operating results are subject to seasonal variation. Historically, the largest portion of sales and substantially all of the income occur in the fourth fiscal quarter, which includes the Christmas season. Inventory balances are generally built to their highest levels prior to the Christmas selling season. Inventories decline, short-term borrowings are repaid and cash balances increase in December due to the Christmas business.

Competition

The home furnishings and decorative accessories market is highly fragmented and very competitive. We face competition from furniture stores, department stores, mass merchants and other specialty retailers, including national chains and independent retailers. We believe that we compete primarily on the basis of style, selection, quality and value of merchandise.

Employees

We have approximately 5,000 employees, which include approximately 3,100 part-time employees, and are not a party to any union contract. Employee relations are considered to be good.

(d) Financial Information About Geographic Areas

Bombay operates in one industry segment, specialty retailing.  Greater than 90% of all revenue is from the sale of home furnishings and accessories through retail stores in the United States and Canada. The remaining portion of our revenue results from the sale of home furnishings and accessories through our wholesale operations, direct-to-customer retail operations and related shipping charges. Our wholesale and direct-to-customer operations have been immaterial to our operations and financial results to date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenue and long-lived assets by geographic area (in thousands):

		Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Net revenue:
United States…………......................................	$487,704	$505,499	$526,219
Canada………………........................................	77,370	70,588	70,216
Total………..……..........................................	$565,074	$576,087	$596,435

Long-lived assets:
United States………….......................................	$80,024	$86,111
Canada……………….........................................	10,680	6,856
Total………………….....................................	$90,704	$92,967

(e) Available Information

We make available free of charge through our website, http://www.bombaycompany.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

Any materials filed by the Company with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Suite 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, http://www.sec.gov, that contains reports, proxy and information statements and other information which we file electronically with the SEC.

A copy of the Company’s Corporate Governance Practice, the Code of Business Conduct, the Whistle-blower Protection Policy and the charters of the Audit and Finance Committee, the Compensation and Human Resources Committee and the Governance and Nominating Committee are posted on the Company’s website in the Investor Relations section.

ITEM 1A. Risk Factors.
The value of an investment in Bombay involves significant risks and uncertainties. One should carefully consider the risks and uncertainties described below. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings.

Our turnaround strategy may disrupt our business. In addition, the strategy may not be successful.

We have been involved in a multi-year turnaround strategy that has focused on regaining market share, aggressively repositioning our real estate portfolio, attracting new customers, improving the quality of our merchandise assortment and investing in infrastructure to support the other initiatives. This turnaround strategy may lead to disruptions in our business that could adversely affect our business operations and our financial results. Further, if our turnaround strategy is not successful, or if we do not execute the strategy effectively, our business operations and financial results could be adversely affected.

We may not have sufficient liquidity to execute our turnaround strategy.

During the past three years, we have had over half of our store leases come up for renewal which has resulted in significant investments of capital. During this same time period, we have seen a significant decline in our cash balances as a result of the required investments and recently, two years of operating losses. Failure to meet our plans could result in insufficient liquidity to continue to execute our turnaround strategy. We currently believe that our available cash and cash equivalents, cash flow from operations and cash available under our existing credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next twelve months. However, if the turnaround fails to materialize and we do not meet our plans, we might experience liquidity issues during peak borrowing periods and may require additional external funding to support our operations. We may need to raise additional funds through capital market transactions, asset sales or financing from third parties or a combination thereof. Additional sources of funds may not be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our business could suffer if such inability to raise funds threatens our ability to execute our turnaround strategy and reduces our operating flexibility. Availability of additional funds may be adversely affected because of our recurring losses from operations and negative cash flows. Moreover, if additional funds are raised through the issuance of equity securities, the percentage of ownership of our current stockholders will be reduced. Newly issued equity securities may have rights, preferences and privileges senior to those of investors in our common stock. In addition, the terms of any new debt could impose restrictions on our operations or capital structure.

Our competition is both intense and varied, and our failure to effectively compete could adversely affect our prospects.

The home furnishings industry has become increasingly competitive with mass merchants and warehouse clubs entering the market in a more significant way. We also compete with traditional furniture stores, other specialty retailers, department stores and, to a lesser extent, with alternative channels of distribution such as e-commerce and mail order. Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current competitors and potential new competition could present us with difficulties in retaining existing customers, attracting new customers and maintaining our profit margins.

In addition, some of our competitors may use strategies such as lower pricing, wider selection of products, larger store size, improved store design, and more efficient sales methods. While we attempt to differentiate ourselves from our competitors by focusing on the timeless and classically styled home furnishings shown in lifestyle settings, our business model may not allow us to compete successfully against existing and future competitors.

We may continue to experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Various factors affect comparable store sales, including the number of stores we open, close or expand in any period, potential disruption to our customer base as we migrate to off-mall locations; the general retail sales environment; consumer preferences and buying trends; changes in sales mix among distribution channels; our ability to efficiently source and distribute products; changes in our merchandise mix; competition; current local and global economic conditions; the timing of our releases of new merchandise and promotional events; the success of marketing programs; and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. These factors may cause our comparable store sales results to differ materially from prior periods.

Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that comparable store sales will continue to fluctuate in the future. Our comparable store sales results for Fiscal 2005, 2004 and 2003 were (2%), (12%) and 13%, respectively. Past comparable store sales are no indication of future results.
Our ability to improve our comparable store sales results depends in large part on maintaining and improving our forecasting of customer demand and buying trends, selecting effective marketing techniques, providing an appropriate mix of and using more effective pricing strategies. Any failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

We may not be able to find appropriate locations as we migrate our stores from mall to off-mall, expand our store base in major markets, and rationalize the real estate portfolio.

As part of our turnaround strategy, we have attempted to find suitable off-mall real estate sites to which we can relocate stores when mall leases expire. As a result of a significant growth in the store base during the mid 1990’s, we have been faced with a large number of leases with expiration dates over the past three years. During this same period, we have sought to expand our store base by increasing store density in major markets. Additionally, in order to enhance the customer experience, we are seeking off-mall locations that are approximately 20% to 30% larger for the core operations and have expanded the assortment to include children’s home furnishings. Where we do not have the ability to find appropriate off-mall locations, we have entered into either short-term or long-term extensions. Our ability to open new stores and to expand, remodel or relocate existing stores depends on a number of factors, including our ability to:
•	obtain adequate capital resources for leasehold improvements, fixtures and inventory on acceptable terms, or at all;
•	locate and obtain favorable store sites and negotiate acceptable lease terms;
•	construct or refurbish store sites;
•	hire, train and retain skilled employees; and
•	continue to upgrade our information and other operating systems to support operations.

The rate of our migration and expansion will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. There can be no assurance that we will have adequate cash flow generated by our business or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our credit facility contains restrictions on the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our migration and expansion strategy resulting in a decrease in sales.

There also can be no assurance that our existing stores will maintain their current levels of net sales and store-level profitability or that new stores will generate sales levels necessary to achieve store-level profitability. New stores that we open in our existing markets may draw customers from our existing stores and may have lower sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operations. Also, stores opened in non-mall locations may require greater marketing costs in order to attract customer traffic. These factors may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our net income could suffer.

We recently announced our intention to exit certain under-performing locations. In the recent past, we exited the majority of leases at the end of the lease term with minimal expense associated with the transaction. To the extent that we will attempt to terminate certain leases relating to under-performing locations prior to lease expiration, our ability to exit those stores on an economic basis will be dependent upon our being able to successfully negotiate acceptable terms with landlords.

We may not be able to effectively manage our inventory levels, particularly excess or inadequate amounts of inventory, which could adversely affect our financial results.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors beyond our control. These factors, including reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not assess appropriate product life cycles or end-of-life products, leaving us with excess inventory. To reduce these inventory levels, we may be required to lower our prices, adversely impacting our margin levels and our financial results

Alternatively, we may have inadequate inventory levels for particular items, including popular selling merchandise, due to factors such as unavailability of products from our vendors, import delays, untimely deliveries or the disruption of international, national or regional transportation systems. The occurrence of any of these factors on our inventory supply could adversely impact our financial results.

Any potential tariffs imposed on products that we import from China, as well as the potential sudden strengthening of China’s currency against the U.S. dollar, could reduce our gross margins and our overall profitability.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) or the continued strengthening of the Chinese currency against the U.S. dollar could increase the cost of items we purchase, which in turn could have a material adverse effect on our gross margins.

Our business is subject to risks generally associated with U.S. and foreign government regulations related to product sourcing.

 Over 90% of the products we sell are imported. As such, our business is subject to U.S. and foreign government regulations and legislation related to product sourcing. Additional duties, quotas, tariff and other restrictions may be imposed upon the sourcing of our products in the future. We cannot predict the effect that such actions would have on our cost of operations and our ability to source products. Additional duties, quotas or tariffs could have a significant impact on our business, financial condition and results of operations.

We may not be able to attract, retain and grow an effective management team or changes in the cost or availability of a suitable workforce to manage and support our operating strategies could cause our operating results to suffer.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. Qualified individuals needed to fill these positions could be in short supply. The inability to recruit and retain such individuals could result in high employee turnover at our stores and in our Company overall, which could have a material adverse effect on our business and financial results. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense.

Various types of employee related claims may be raised from time to time. We may also experience union organizing activity in currently non-union distribution facilities, stores and in our Company overall. Union organizing activity may result in work slowdowns or stoppages and higher labor costs, which would harm our business and operating results. Higher than expected costs, particularly if coupled with lower than expected sales, would negatively impact our business and operating results.

The occurrence of severe weather events or natural disasters could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday shopping season.

If severe weather, such as a large hurricane, tornado or earthquake, occurs in a particular region and damages or destroys a significant number of our stores in that area, our overall sales would be reduced accordingly. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales would also be adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse impact to our sales could be even greater than at other times during the year because we generate a significant portion of our sales during this period.

Changes to estimates related to our property and equipment, or results that are lower than our current estimates at certain store locations, may cause us to incur non-cash impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations for which current cash flows from operations are negative. Impairment results when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to ten years into the future. If these estimates or projections prove to be inaccurate, we may be required to take impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations could be adversely affected.

We may be vulnerable to disruptions in our business due to reliance on technology.

We rely upon our existing information systems for operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial functions. These systems and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;

•	power loss, computer system failures, Internet and telecommunications or data network failures;

•	operator negligence; improper operation by or supervision of employees;

•	physical or electronic loss of data or security breaches, misappropriation and similar events; and

•	computer viruses.

Any disruption in the operation of our information systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory, which could result in reduced net sales and affect our operations and financial performance. We also need to ensure that our systems are consistently adequate to satisfy our needs. The cost of any such system upgrades or enhancements could be significant.

Any additional terrorist activities in the U.S., as well as the international war on terror, may adversely affect our sales and our stock price.

An additional terrorist attack or series of attacks on the United States could have a significant adverse impact on the United States’ economy. This downturn in the economy could, in turn, have a material adverse effect on our sales. Furthermore, the threat of terrorist attacks in the United States since September 11, 2001, as well as the ongoing international war on terror, continues to create economic and political uncertainties in the United States. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we currently cannot predict. In addition, these events could cause or contribute to a general decline in equity valuations, which, in turn, could reduce our market value.

We may not be able to obtain commercial insurance at acceptable prices which might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly-traded companies. We believe that commercial insurance coverage is prudent for risk management and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes or terrorist attacks, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could negatively impact our business and operating results.

We may not be able or may fail to protect our intellectual property which would adversely impact on our business.

Our trademarks, service marks, copyrights, trade dress rights, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. We may not be able to adequately protect our intellectual property. In addition, the costs of defending our intellectual property may adversely affect our operating results.

Our quarterly results of operations fluctuate due to a variety of factors, including seasonality.

Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, depending upon a variety of factors, including shifts in the timing of holiday selling seasons, including Valentine’s Day, Easter, Mother’s Day, Father’s Day, Halloween, Thanksgiving and Christmas, and the strategic importance of fourth quarter results. A significant portion of our revenue and all of our net earnings have been realized during the period from October through December. In anticipation of increased holiday sales activity, we incur certain significant incremental expenses, including the hiring of a substantial number of temporary employees to supplement our existing workforce. If, for any reason, we were to realize significantly lower-than-expected revenue or net earnings during the October through December selling season, our business and results of operations would be materially adversely affected.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our United States headquarters office complex of which we occupy approximately 87,000 square feet. We lease stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:

	Square Feet
Description	Owned	Leased
Stores:
Large format…………………......................................	—	1,548,000
Regular………………………......................................	—	30,000
Outlet………………………........................................	—	206,000
BombayKIDS………………......................................	—	258,000
Distribution centers:
Breinigsville, PA……………....................................	—	410,000
Plainfield, IN. ……………….....................................	—	300,000
McDonough, GA………….…..................................	—	254,000
Fort Worth, TX……………….................................	—	250,000
Gilbertsville, PA……………....................................	—	102,000
Mira Loma, CA……………......................................	—	156,000
Brampton, ON, CAN……..........................................	—	211,000
Offices and storage:
Brampton, ON, CAN…...…..........................................	—	9,000
Regional sites………………........................................	—	2,000
Fort Worth, TX……………….....................................	121,000	—
	121,000	3,736,000

Leases generally have 10-year terms, expiring between 2006 and 2016. Rents under the store leases are generally based upon minimum rentals plus additional contingent rentals based upon a percentage of the store’s sales volume in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges, insurance and certain other costs.

Rental expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
		(as adjusted)	(as adjusted)
Minimum rentals...............................................................	$66,382	$64,736	$57,154
Contingent rentals...........................................................	113	295	482
Total...............................................................................	$66,495	$65,031	$57,636

Leased year-end square footage.....................................	3,736	3,750	3,167

The minimum rental commitments for future fiscal years related to real estate properties are as follows (in thousands):

Fiscal
2006……………………...................	$51,094
2007……………………..................	51,309
2008…………………….................	49,590
2009…………………….................	47,182
2010…………………….................	44,805
Thereafter……………...................	160,217
Total…………………...............	$404,197

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2005.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The principal market for Bombay’s common stock is the New York Stock Exchange. The high and low trading prices, quoted by fiscal quarter, follow:

Year ended January 28, 2006	High	Low	Year ended January 29, 2005	High	Low
First quarter	$ 6.59	$ 3.50	First quarter	$ 7.99	$ 5.44
Second quarter	$6.09	$3.95	Second quarter	$6.49	$4.70
Third Quarter	$5.25	$3.76	Third Quarter	$7.59	$4.47
Fourth quarter	$4.20	$2.65	Fourth quarter	$7.16	$5.10

(b)	The approximate number of record holders of common stock on March 29, 2006 was 1,700.

(c)
Our credit facility allows us to pay dividends, so long as: no default or event of default has occurred and is continuing; immediately after giving effect thereto, availability exceeds usage under the line by at least $25 million; and certain other conditions are satisfied. We are not currently, nor have we been, restricted from paying such dividends. However, we have not paid dividends the past two years and will continue to utilize available funds primarily for the expansion of our retail stores and operating purposes.

(d)
The information required by this item appears under the caption “Equity Compensation Plan Information” in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company’s Annual Meeting of Shareholders, which information is incorporated herein by reference.

On January 6, 2006, we acquired 979 shares of treasury stock at a cost of $2.90 per share.

ITEM 6. Selected Financial Data.

(Unaudited)

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

			Year Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
Financial Data:	2006	2005	2004	2003	2002
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)

Net revenue*………………………………………….....	$565,074	$576,087	$596,435	$494,000	$437,457
Net revenue increase (decrease)……………………....	(2)%	(3)%	(21)%	13%	3%
Same store sales increase (decrease)……………….....	(2)%	(12)%	13%	5%	(2)%
Net income (loss)*……………………………………...	$(46,731)	$(12,641)	$9,150	$7,298	$3,352
Basic earnings (loss) per share…………………….....	$(1.29)	$(0.35)	$0.26	$0.22	$0.10
Diluted Earnings (loss) per share………………….....	$(1.29)	$(0.35)	$0.26	$0.22	$0.10
Total assets*…………………………………………....	$238,741	$280,843	$266,842	$237,630	$208,376
Stockholders' equity*……………………………….....	$135,737	$178,601	$188,124	$166,940	$156,160
Return on average assets……………………………...	(18.0)%	(4.6)%	3.6%	3.3%	1.6%
Return on average equity……………………………..	(29.7)%	(6.9)%	5.2%	4.5%	2.2%

Operating Data:

Average sales per store open for full fiscal year*…...	$1,069	$1,074	$1,249	$1,098	$1,012
Average sales per square foot for full fiscal year…....	$262	$273	$322	$296	$288
Number of stores:
Beginning of year………………………………….........	502	471	422	419	408
Opened……………………………………………...........	41	66	84	28	32
Closed……………………………………………............	45	35	35	25	21
End of year………………………………………...........	498	502	471	422	419
Store composition:
Large format………………………………………..........	372	384	365	334	324
Regular……………………………………………...........	16	20	25	37	59
Outlet……………………………………………….........	48	47	46	46	36
BombayKIDS……………………………………............	62	51	35	5	─
Store locations:
Mall………………………………………………...........	235	273	302	328	348
Off-mall……………………………………………...........	215	182	123	48	35
Outlet………………………………………………........	48	47	46	46	36
Retail Square footage:*
Large format……………………………………….........	1,548	1,570	1,459	1,297	1,244
Regular…………………………………………….........	30	38	46	68	107
Outlet………………………………………………........	206	200	198	193	151
BombayKIDS……………………………………............	258	212	144	20	─
Total………………………………………………..........	2,042	2,020	1,847	1,578	1,502

                         * In thousands

Bombay has paid no cash dividends during the periods presented.

NOTE: On October 5, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”), which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. In January 2006, we elected to early adopt FSP FAS 13-1 and we have retrospectively applied the statement. Prior year amounts have been adjusted to reflect the change.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This MD&A section discusses our results of operations, liquidity and financial condition, risk management practices and certain factors that may affect our future results, including economic and industry-wide factors, as well as our critical accounting policies and estimates. Our MD&A should be read in conjunction with our consolidated financial statements and accompanying notes, as well as the Risk Factors set forth in Item 1A., included in this Annual Report on Form 10-K.

Retrospective Application of New Accounting Pronouncement

On October 5, 2005, the FASB issued FSP FAS 13-1, which requires that rental costs incurred during the construction period of new stores, be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We have elected early adoption and have chosen to retrospectively apply FSP FAS 13-1 to prior years’ financial statements for enhanced comparability with peers and consistency of internal treatment for all properties. The retrospective application includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. Item 6, Selected Financial Data and Management’s Discussion and Analysis gives effect to these adjustments. For additional information with respect to these adjustments, see Note 2 to the accompanying consolidated financial statements

Executive Overview
Bombay markets a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless and classic in its styling. Over 90% of the items are sourced from approximately 27 countries worldwide, with slightly more than half of the product coming from China. We are a multi-channel retailer with store locations, Internet and mail order operations. We continue to have a small wholesale operation that is immaterial to overall revenue but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins, operating margins as a percentage of revenue, cash flow, and inventory.

We are currently executing a multi-phase turnaround intended to improve Bombay’s long-term profitability and generate competitive operating results in-line with current market leaders in the sector whose operating profits are in the 8% to 12% range.  During the course of the turnaround, we have focused on a number of strategies to position the Company to achieve these goals including repositioning the real estate portfolio by moving from high cost mall to lower cost off-mall locations, upgrading the merchandise assortment from both a quality and a pricing standpoint, attracting new customers and ensuring the we have the appropriate infrastructure in place to ensure that we can meet these goals. Our recent focus has included or is expected to include the following:

•
Migrating from mall to off-mall - During the 1980s and 1990s, the focus was on opening stores in “A” malls throughout North America. As shopping habits have evolved, with alternative venues such as lifestyle centers and big box strip centers gaining popularity, we began to migrate our stores to off-mall locations. Management continues to be encouraged by the results of its store migration. In addition to being more convenient for customers and suitable for the sale of large items, such locations typically have lower cost structures, both from a fixed rent perspective and for other common area expenses billed by landlords. Off-mall stores have consistently delivered four-wall profits that are 350 to 450 basis points higher than the mall-based stores while maintaining or growing the average sales volumes of the mall-stores that they replaced. The Company expects to continue to execute its strategy of exiting mall locations at the end of the lease when a desirable off-mall location can be identified. As of the end of the year, the Company had 163 off-mall core stores and 225 mall-based core stores. Including BombayKIDS stores, the Company has a total of 235 mall stores and 215 off-mall stores as of the end of Fiscal 2005.

The following table reflects the real estate portfolio at each fiscal year end:

	January 28, 2006		January 29, 2005		January 31, 2004
	Units	% of total	Units	% of total	Units	% of total
Mall………............................	235	47%	273	54%	302	64%
Off-mall…….........................	215	43	182	37	123	26
Outlet………........................	48	10	47	9	46	10
Total………......................	498	100%	502	100%	471	100%

•
Rationalizing the real estate portfolio - During Fiscal 2005, we conducted a comprehensive review of our stores and identified a total of approximately 25 unprofitable stores targeted for closure in Fiscal 2006. We expect to close an additional 35 to 40 stores during the year as leases expire, with 25 to 30 stores being replaced by new off-mall locations. We will continue to assess closing opportunities and presently expect to end the year with approximately 460 to 465 stores of which approximately 43% will be in mall locations, 49% will be in off-mall locations and 8% will be outlets.

•
Upgrading the assortment - During late Fiscal 2004 and Fiscal 2005, we focused on upgrading our assortment - increasing quality and price points to further differentiate our offering from that of the mass merchants and other specialty retailers. As a result of these efforts, we have successfully increased our average transaction size by 9% and also increased the size of our average unit retail. We also believe that we have made strides in improving the quality of our merchandise and have been able to offer a more fashion-right assortment to our customers. We will continue to make this a priority in Fiscal 2006 as we seek to attract a customer less motivated by price and promotion and more likely to make a purchase based upon the value we offer, which considers fashion, quality and price.

•
Remerchandising stores - In the summer of Fiscal 2005, we rolled out our new merchandising presentation standards which feature our products in lifestyle settings that we refer to as “Rooms.” One of the benefits of our new Rooms format is that it allows us to better measure the productivity of our product offering and make modifications to the assortment as needed. During Fiscal 2006, we plan to test variations of the merchandise offered within our stores with the goal of increasing the overall sales per square foot and resulting profits. To date, tests that are planned include:

•	introducing a bath assortment into 74 stores,

•	featuring a limited selection of the top selling BombayKIDS product in a few larger stores,

•	reallocating a portion of BombayKIDS square footage in a selected number of stores and replacing it with other Bombay merchandise that we believe would be more productive, and

•	remerchandising certain stores with assortments that are more relevant to the current shopper.

We expect to conduct the tests over the course of the year and adapt our store assortments based upon those results.

•
Reducing promotional activity - We intend to selectively reduce the level of promotional activity as we continue to offer an upgraded assortment and improve quality. We believe that progress made during the second half of Fiscal 2005 toward higher product margins should continue into the first half of Fiscal 2006. We expect product margin improvement in the 100 to 200 basis point range during the year.

•
Controlling costs - During the early phases of the turnaround, we have made investments in infrastructure to help support the growing base of stores and increasing complexities of being a multi-channel retailer. We completed the roll out of the new point of sale system to our stores and improved our store telecommunication environment. We relaunched our Internet site on a more stable, reliable platform. We have made improvements in our planning and allocations system and expect to continue to invest in this area in order to improve our ability to forecast and assort our stores. While we believe that these investments are critical to our future success, we also need to ensure that our expenses are in line with our revenue base. As a result, we have taken steps in other areas to right size the organization and will continue to focus on cost control in order to ensure that infrastructure costs are in line with the planned reduction in the store count during Fiscal 2006.

•
Growing customer base - As we upgrade our assortment and migrate our stores to new off-mall locations, connecting with the right customer is critical to our future success. As part of our efforts to grow our customer base, we need to not only attract more customers but we need to attract the right customer who can grow with Bombay as we reposition the brand. We plan to invest in marketing to drive both retail and Internet sales. A key focus will be gathering additional customer names and email addresses with a goal of doubling the current number of customers in our databases. We intend to test new reach vehicles and increase the focus on gathering customer information at the point of sale. Recent investments in technology are expected to help us more effectively manage our customer databases and increase the effectiveness of direct marketing efforts across all channels.

•
Improving the supply chain - Over the past three years, we have made investments in the supply chain focusing in large part on improving the domestic distribution network - opening new distribution centers in the Midwest, Northeast and Canada. During Fiscal 2005, we made technology investments that will improve visibility to orders within the global supply chain and appointed a logistics services provider to assist in managing the flow of product in an efficient, cost-effective manner worldwide. These actions are expected to improve our ability to manage inventory flow and reduce overall supply chain costs.

Other Disclosures
The largest percentage of our sales and operating income is realized in the fourth fiscal quarter, which includes December (Christmas season).

Same store sales comparisons are calculated based upon revenue from stores opened for more than 12 months. Stores converted from the regular format to the large format and stores relocated from mall to off-mall locations are classified as new and are excluded from same store sales until they have been open for 12 months. Stores relocated within a mall and whose size is significantly changed are treated as new stores and are excluded from the same store sales calculation until opened for a full year. Remodeled stores remain in the computation of same store sales.

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

An anti-dumping petition against China furniture makers for allegedly dumping bedroom furniture was filed during 2003. This created some disruption in the industry and in our flow of product as we shifted orders to vendors with production capacity in other countries in preparation for the unfavorable duties. The actual duties determined by the Department of Commerce were announced late in 2004 and we do not expect the impact of these duties to have a material effect on operations going forward.

We have a retail (52-53 week) fiscal year that ends on the Saturday nearest January 31. All periods presented reflect 52 weeks.

Net Revenue
Net revenue consists of sales to retail customers, through store, mail order and Internet, and wholesale sales, through Bailey Street and to our international licensees, as well as shipping fees and other revenue. Shipping fees reflect revenue from customers for delivery of merchandise. Other includes royalties and territory fees from international licensees.

Net revenue (in millions)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Retail sales……………….............................	$550.4	$551.5	$571.8
Wholesale sales…………….......................	8.5	17.0	17.7
Shipping revenue…………........................	5.9	7.2	6.6
Other revenue…………….........................	0.3	0.4	0.3
Total revenue……………......................	$565.1	$576.1	$596.4

Merchandise Category	Fiscal 2005	Fiscal 2004	Fiscal 2003
Accessories……………….......................	40%	40%	39%
Large furniture..…………........................	29	29	30
Occasional furniture.…….......................	17	19	19
Wall decor..………………......................	14	12	12
Total……………………......................	100%	100%	100%

Fiscal 2005
Net revenue decreased $11.0 million, or 2%, to $565.1 million, compared to $576.1 million in Fiscal 2004. Retail sales decreased $1.1 million, or less than 1%, from the previous year. Same store sales declined 2% in Fiscal 2005 compared to Fiscal 2004. During the year, we opened 29 large format stores, and 11 BombayKIDS stores, which partially offset the closing of 41 large format stores and four regular stores. Sales from new stores opened less than twelve months totaled $67.2 million in Fiscal 2005.  Stores that were closed in Fiscal 2005 contributed, in aggregate, approximately $48.5 million to net sales in Fiscal 2004. Direct-to-customer sales (excluding shipping) decreased 26% to $19.8 million from $26.9 million in the previous year, primarily attributable to a decline in Internet sales. Wholesale sales declined to $8.5 million from $17.0 million in Fiscal 2004 primarily due to the sale of Bailey Street operations during May 2005. Shipping revenue, which relates to both the direct-to-customer operations and the wholesale operations, declined due to lower volumes in both channels compared to the prior year.

All regions of the U.S. reported low to mid single digit same store sales declines while Canada reported a low single-digit increase. We ended Fiscal 2005 with 372 large format stores, 16 regular stores, 48 outlets and 62 BombayKIDS stores. Total retail square footage increased 1% from Fiscal 2004 year-end, while the store count decreased 1%. The number of retail transactions for the year decreased 6% while the average ticket increased 9% to $79.

Fiscal 2004
Net revenue decreased $20.3 million, or 3%, to $576.1 million, compared to $596.4 million in Fiscal 2003. Retail sales decreased $20.3 million, or 4%, from the previous year. Same store sales declines of 12% were partially offset by sales from new stores, which contributed approximately $85.7 million in net sales. During the year, we opened 50 large format stores and 16 BombayKIDS stores. Increases from new stores were partially offset by the closing of 31 large format stores and four regular stores, which, in aggregate, contributed approximately $48.4 million to net sales in Fiscal 2003. Direct-to-customer sales increased 5% to $26.9 million from $25.7 million in the previous year, attributable to 25% growth in Internet sales, which more than offset the 31% decline in mail order revenue. Wholesale sales declined to $17.0 million from $17.7 million in Fiscal 2003 due primarily to a decline in the Bailey Street business. Shipping revenue, which relates to both the direct-to-customer operations and the wholesale operations, increased due to growth in the Internet business and increased rates charged to customers.

All regions of the U.S. and Canada reported low double digit same store sales declines. We ended Fiscal 2004 with 384 large format stores, 20 regular stores, 47 outlets and 51 BombayKIDS stores. Total retail square footage increased 9% from Fiscal 2003 year-end, while the store count increased by a net 31 units. The number of retail transactions for the year increased by approximately 8%, and the average ticket decreased to $77.

Cost of Sales, Buying and Store Occupancy Costs

Fiscal 2005
Cost of sales, including buying and store occupancy costs, for Fiscal 2005 was $429.2 million, or 76.0% of revenue, compared to 74.4% for Fiscal 2004. Product margins, defined as revenue less cost of sales and excluding buying and occupancy costs, decreased 50 basis points as a result of an increased level of promotional activity related to clearing product to re-merchandise stores and upgrade the assortment during the first half of the year. In addition, distribution center costs increased as a result of higher average inventory levels and higher distribution center costs in part due to recording a $0.9 million impairment relating to a lease for an idle warehouse most recently used by the Bailey Street operations. Buying and occupancy costs were 20.3% of revenue for Fiscal 2005 compared to 19.3% for Fiscal 2004. The increase in buying and occupancy cost is primarily attributable to higher rents and depreciation expense as we annualized new store openings, as well as higher utility costs.

Fiscal 2004
Cost of sales, including buying and store occupancy costs, for Fiscal 2004 was $428.7 million, or 74.4% of revenue, up from 70.8% of revenue in Fiscal 2003. Product margins declined 130 basis points as a result of issues with merchandise mix, promotional activity and a general softness in the home furnishings retail sector. Additionally, distribution costs had a negative impact on margins as they were deleveraged on a lower sales volume. Buying and store occupancy costs increased 230 basis points, reflecting the deleveraging impact of these relatively fixed costs compared to the lower sales volume.

Store Impairments

Fiscal 2005

Store impairment charges were $5.9 million in Fiscal 2005, compared to $0.5 million in Fiscal 2004. The charges were incurred in connection with the impairment of fixed assets related to 40 unprofitable stores. Following two years of declines in same stores sales for Bombay, there was an increase in the number of stores where impairment was required. In addition, some stores that had been open for two holiday seasons were identified for impairment as profitability was significantly lower than had originally been projected.

Fiscal 2004

Store impairment charges were $0.5 million in Fiscal 2004, compared to $0.2 million in Fiscal 2004. The non-cash charges were incurred in connection with the impairment of fixed assets related to unprofitable stores.

Selling, General and Administrative Expenses

Fiscal 2005
Selling, general and administrative (“SG&A”) expenses were $167.0 million compared to $165.7 million in Fiscal 2004. As a percentage of revenue, expenses increased to 29.6% in Fiscal 2005 compared to 28.8% in Fiscal 2004.

At the store level, SG&A expenses increased $5.1 million, or 120 basis points compared to Fiscal 2004. The increase was driven primarily by a $3.7 million increase in store payroll and payroll related costs as well as higher credit card fees, which vary with sales.

Marketing and visual merchandising costs increased approximately $1.6 million or 40 basis points as we have continued to invest in marketing to reach new customers, primarily in the direct-to-customer channel.

These increases were partially offset by a $3.7 million or 40 basis point decrease in corporate office SG&A. Insurance and taxes declined $2.0 million, primarily due to lower medical insurance costs. Payroll and payroll related costs decreased $1.3 million or 20 basis points due to cost saving measures taken over the past year. Credit and collections, supplies and telephone expenses of the corporate office also declined, by a less significant amount. Professional services increased $0.9 million in connection with the merchandise strategy study conducted in the first half of Fiscal 2005 as well as professional service fees incurred in connection with asset sales.

SG&A associated with our direct-to-customer operations decreased $1.3 million or 20 basis points compared to last year as a result of the lower volume primarily on the Internet which resulted in a decline in hosting and other variable expenses.

Fiscal 2004
SG&A expenses were $165.7 million compared to $158.4 million in Fiscal 2003. As a percentage of revenue, expenses increased to 28.8% in Fiscal 2004 compared to 26.6% in Fiscal 2003.

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

Corporate office SG&A expenses increased $3.4 million, or 90 basis points over the prior year, due to higher medical and other insurance costs of $2.7 million and higher severance expenses of $0.7 million associated with right-sizing the organization. Additionally, audit expenses increased approximately $0.6 million as a result of the new requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Internet and mail order SG&A expenses increased by $1.1 million due to higher Internet sales and higher hosting and design costs as we launched our updated website on a new platform. Also, we had approximately $0.8 million less foreign exchange gain resulting from changes in the Canadian dollar exchange rate, in addition to other less significant changes. Current year depreciation was $2.0 million lower than in Fiscal 2003 as a result of the prior year charge of $2.1 million associated with replacing the Company’s point-of-sales system. Additionally, corporate incentive-based compensation expense was $1.4 million lower in Fiscal 2004 than in Fiscal 2003.

Interest
Fiscal 2005
During Fiscal 2005, we generated interest income of $41,000 and interest expense of $2,410,000, compared to interest income of $67,000 and interest expense of $601,000 in Fiscal 2004. During Fiscal 2005, the Company accelerated the seasonal inventory build up to an earlier timeframe to support the new merchandise and presentation, resulting in lower cash balances, earlier and higher borrowings, causing the increase in interest expense and a decrease in interest income. In addition, the average interest rate increased approximately 230 basis points compared to last year.

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

Income Taxes

We recorded income tax expense of $12.0 million in Fiscal 2005, income tax benefit of $6.7 million in Fiscal 2004 and income tax expense of $5.8 million in Fiscal 2003. The effective rates for income tax expense (benefit) were 34.4%, (34.7%) and 38.8% in the respective periods. The income tax expense incurred in Fiscal 2005 was the result of recording a non-cash charge of $23.8 million in connection with providing a valuation allowance against all U.S. deferred tax assets as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, this valuation allowance will be adjusted in the future resulting in the reinstatement of all or part of the deferred tax assets when operating results demonstrate a pattern of future profitability, in reversal of the current cumulative three year loss trend. The adjustment has no impact on cash flow in the current or any future period.

Fluctuations in the effective tax rate between Fiscal 2004 and Fiscal 2003 were primarily related to foreign taxes associated with our Canadian subsidiary and the relative significance of the profit generated by the Canadian subsidiary to the overall consolidated entity, as well as the impact of state tax expenses that have not changed proportionately to income (loss) before income taxes.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources are cash flows from operations and a line of credit. We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 73% of eligible U.S. inventory and 75% of eligible Canadian inventory, and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. At January 28, 2006, the available commitment was $70.1 million, of which $8.3 million had been utilized for letters of credit, and $61.8 million was available for borrowings or additional letters of credit. The credit facility expires September 15, 2009.

Fiscal 2005
We ended the year with cash and short-term investments of $4.0 million, $5.2 million lower than at the previous year-end. Although we recorded a net loss of $46.7 million, cash provided by operations was $10.7 million, due primarily to non-cash depreciation amortization and store impairmants of $24.3 million, changes in the deferred income taxes and other non-cash charges of $9.3 million, and a $17.3 million reduction in inventory levels. Cash flows from operations also reflect $8.4 million of landlord construction allowances that store and distribution center landlords have agreed to pay which helps reduce the outlay of cash related to the new construction.

At January 28, 2006, inventory balances were $17.3 million lower than at January 29, 2005 due primarily to lower levels of merchandise in-transit (and therefore, amounts owed to vendors) as of the end of the year. Inventory at the store level and in the distribution centers was similar to last year’s levels. Total inventory was $63 per square foot of retail space as of the end of Fiscal 2005 compared to $72 per square foot last year. On a per store basis, inventories decreased to $258,000 per store compared to $288,000 per store last year.

During Fiscal 2005, we sold a portion of the assets of our wholesale operations, Bailey Street to an unrelated third party. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. The buyer also assumed certain normal operating liabilities associated with the operations. These changes in working capital have been reflected in the change in cash flows from operations.

Cash used in investing activities totaled $16.5 million during the current year. Total capital expenditures were $22.5 million, as we opened 41 stores, including 29 large format stores and 11 BombayKIDS locations, and relocated our Canadian distribution center during the year in addition to making routine purchases of software and equipment. The investments were partially offset by net proceeds totaling $5.4 million from the sale of non-operating assets including land and a bank building adjacent to our headquarters in Fort Worth, Texas and $0.6 million of proceeds from the sale of long-lived assets associated with the Bailey Street operations.

Cash used in financing activities totaling $1.0 million during Fiscal 2005 relates to proceeds from exercises of options and stock sales in connection with employee benefit plans.

From a liquidity and capital expenditures standpoint, our strategy is to utilize our credit facility to finance seasonal borrowings and working capital required by store growth, while we utilize cash flow from operations and our balance sheet to finance our capital programs. The operating losses for Fiscal 2006 and Fiscal 2005 and the resulting decline in our cash balance has caused us to reassess our liquidity and capital program and investigate alternatives to fund the continued migration of stores from mall to off-mall and the growth of the BombayKIDS stores. In addition,  we have previously announced that we plan to reduce store growth for Fiscal 2006 compared to investments in recent years. We believe that our available cash and cash equivalents, cash flow from operations and cash available under our existing credit facilities, as well as potential additional liquidity that might be obtained by selling or otherwise monetizing the Company-owned office building, will be sufficient to finance our operations and expected capital requirements for at least the next twelve months. However, if cash flow from operations fails to meet our expectations, we might experience liquidity issues during periods when our cash needs peak (typically in the fall prior to holiday season) and might require additional external funding to support our operations. Although we believe we would have access to additional debt and/or capital market funding if needed, such funds might not be available to us on acceptable terms.

Our capital requirements for Fiscal 2006 are estimated to be $15 to $20 million net, excluding landlord allowances of approximately $5 to $7 million, consisting primarily of costs to open 25 to 30 new stores during the year.

In connection with continuing operations, we have various contractual obligations and commercial commitments requiring payment in future periods, summarized in the table below.

                                                                                                                                               Payments Due by Period
(In thousands)
	Total	Less than 1 Year	1 - 3 Years		4 - 5 Years		After 5 Years
Contractual Obligations
Real estate operating leases.………….........	$404,197	$51,094		$100,899		$91,987		$160,217
Unconditional purchase orders……….........	80,228	80,163		65		─		─
Equipment operating leases…………...........	3,683	1,107		2,490		86		─
Employment contracts……………….............	3,423	3,423		─		─		─
Other contractual obligations….……..........	5,549	2,237		3,175		137		─
Total contractual cash obligations…......	$497,080	$138,024		$106,629		$92,210		$160,217

Commercial Commitments
Import letters of credit………….....................	$5,018	$5,018	$	─	$	─	$	─
Standby letters of credit…….........................	3,275	3,275		─		─		─
Guarantees of travel cards................…..........	191	191		─		─		─
Total commercial commitment....................	$8,484	$8,484	$	─	$	─	$	─

Fiscal 2004
During Fiscal 2004, we ended the year with cash and short-term investments of $9.2 million, $16.5 million lower than at the previous year-end. Although we recorded a net loss of $12.6 million, cash provided by operations was $19.3 million, due primarily to non-cash depreciation  amortization and store impairments of $18.0 million and an increased accounts payable and accrued expenses of $17.3 million. Cash flows from operations also reflects $11.6 million of landlord construction allowances that store and distribution center landlords have agreed to reimburse us for which helps reduce the outlay of cash related to the new construction.

At January 29, 2005, inventory balances were $5.8 million higher than at January 31, 2004 due primarily to higher level of merchandise in-transit from the vendors as of the end of the year. Inventory at the store level and in the distribution centers was similar to last year’s levels. Inventory was $72 per square foot of retail space as of the end of Fiscal 2004 compared to $75 per square foot last year. On a per store basis, inventories decreased to $288,000 per store compared to $294,000 per store last year.

Cash used in investing activities includes capital expenditures were $36.9 million, as we opened 66 stores, including 50 large format stores and 16 BombayKIDS locations, and relocated our northeastern distribution center during the year in addition to making routine purchases of software and equipment.

Cash flows provided by financing activities totaled $1.3 million during Fiscal 2004 as a result of equity transactions with employees and employee benefits plans.

Critical Accounting Policies and Estimates

In the course of preparing the consolidated financial statements, management makes certain judgments relative to accounting policies that are appropriate in the circumstances and the application of those policies. The following policies are those deemed to be most critical.

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

Each month, we record an allowance for shrinkage to provide for the cost of lost or stolen inventory. The amount of the allowance is determined based upon the historical shrinkage results and is adjusted at least annually to reflect current circumstances. Inventory is physically counted at all locations at least once each year, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution centers during January 2006.

Impairment of Long-Lived Assets
We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life using a probability-weighted approach to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record a charge equal to the difference between the assets’ fair value and carrying value as an impairment. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Deferred Taxes
We estimate income taxes in each taxing jurisdiction in which we operate. This includes estimating the actual current tax expense together with deferred tax assets and liabilities arising as a result of temporary differences between income and expense reported for financial report and tax report purposes.

Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and the fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of the assets, our past results, the existence of cumulative losses in recent years, our forecast of future taxable income and on-going prudent and feasible tax planning strategies. The accounting guidance suggests that factors such as recent losses carry substantially more weight than forecasts of future profitably. As a result, we established a full valuation allowance against the U.S. net deferred tax assets as of the end of the fourth quarter of Fiscal 2005. Under accounting principles generally accepted in the United States, this valuation allowance may be adjusted in the future resulting in the reinstatement of all or a part of its deferred tax assets when our results demonstrate a pattern of future profitability. We expect that until such time, the consolidated income tax provision will only reflect modest levels of foreign taxation.

Insurance
We are self-insured with respect to medical and dental insurance coverage offered to our eligible employees, up to a maximum of $150,000 per claim. Above that amount, medical insurance coverage is in place. In connection with the self-insured portion, we maintain a liability for claims that are in the process of being paid and those that have been incurred but not yet reported to our insurance carrier. We base the amount of the liability upon historical claims experience and actuarial estimates regarding the exposure for claims incurred but not yet reported. At January 28, 2006, the balance of the medical and dental liability was $1.0 million.

Since Fiscal 2001, we have also maintained workers’ compensation insurance coverage with a deductible of up to $250,000 per claim. At January 28, 2006, we had recorded a liability of $3.7 million representing the estimated amount that will have to be paid in future periods related to the settlement of claims under the insurance policies for Fiscal 2001 through Fiscal 2005. The amount of the liability reflects expected remaining workers’ compensation claims based upon actuarial estimates, utilizing historical claims experience and other relevant information and trends. Prior to Fiscal 2001, our workers’ compensation insurance was not subject to a deductible.

Similarly, beginning in Fiscal 2005, our general liability insurance coverage includes a deductible of $100,000 per occurrence. As of January 28, 2006, we recorded a liability of $0.5 million relating to estimated amounts that will have to be paid in future periods relating to the current fiscal year based upon historical claims experience and actuarial estimates regarding exposure for claims incurred but not yet reported. Prior to Fiscal 2005, our general liability insurance was not subject to a deductible.

If circumstances change or if information becomes available that would indicate that future payments with respect to insurance liabilities would be different than what was previously estimated, we will adjust such liabilities accordingly. Since the amounts recorded for insurance liabilities are based upon various estimates, actual future requirements could vary from the recorded liabilities.

New Accounting Pronouncements

In October 2005, FASB issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We have elected early adoption and have chosen to retrospectively apply FSP FAS 13-1 to prior years’ financial statements for enhanced comparability with peers and consistency of internal treatment for all properties.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected early adoption of the provisions of SFAS No. 154 during the current fiscal year and has retrospectively applied the provisions of FSP FAS 13-1 as described in Note 2 to the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The standard is effective for our Fiscal 2006 consolidated financial statements. We intend to elect the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards. We anticipate that the adoption of SFAS No. 123R will result in an increase in compensation expense of approximately $1 million for the Fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. (“ SFAS No. 151”) requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. SFAS No. 151 is effective for Fiscal 2006, at which time we will adopt the provisions of the standard. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based upon the likelihood of adverse changes in fair values, cash flows or future earnings.

We have exposure to interest rate risk, as borrowings under our credit facility are based upon London Interbank Offered Rate, prime and other benchmark rates which may fluctuate with market conditions. Based upon our seasonal borrowing levels, management does not believe that a change in interest rates of 100 basis points would have a significant impact on our consolidated financial position or results of operations.

As of January 28, 2006, we had no debt or other market risk sensitive instruments.

ITEM 8. Financial Statements and Supplementary Data.

The index to the consolidated financial statements is found on page 30. Our consolidated financial statements and notes to the consolidated financial statements follow the index.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of January 28, 2006 covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to Management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in “Internal Control - Integrated Framework,” Management concluded that our internal control over financial reporting was effective as of January 28, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other information required under Item 10 appears under the captions "Election of Directors", "Executive Officers of the Company", “Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.

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

ITEM 13. Certain Relationships and Related Transactions.

Bombay purchases certain merchandise inventory from an individual who is an immediate family member (“related party”) of Steve Woodward, an executive officer of the Company. The Company purchases inventory both directly and indirectly from the related party, in his capacity as a merchandise vendor to the Company and in his capacity as a manufacturer’s representative. The related party receives a commission from the manufacturers he represents, based upon the amount of merchandise the Company purchases from these manufacturers. The Company had an established relationship with the related party prior to Mr. Woodward’s employment by the Company in August 2004. The amounts of inventory purchased through manufacturers that were represented by the related party subsequent to Mr. Woodward’s employment were $5,489,000 and $3,004,000 in Fiscal 2005 and Fiscal 2004, respectively. Amounts owed to the third party manufacturers at the end of each period were $388,000 and $95,000 for Fiscal 2005 and Fiscal 2004, respectively. The amounts purchased directly from the related party subsequent to Mr. Woodward’s employment were $33,000 and $70,000 for Fiscal 2005 and Fiscal 2004 respectively, and no amounts were owed to the related party for inventory purchases as of the end of Fiscal 2005 and Fiscal 2004.

ITEM 14. Principal Accounting Fees and Services.

The information required by this item appears under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee’s Pre-approval Policy and Procedures” in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company’s Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its  subsidiaries:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended January 28, 2006, January 29, 2005
and January 31, 2004
Consolidated Balance Sheets at January 28, 2006 and January 29, 2005
Consolidated Statements of Stockholders’ Equity for the Years Ended January 28, 2006, January 29, 2005
and January 31, 2004
Consolidated Statements of Cash Flows for the Years Ended January 28, 2006, January 29, 2005
and January 31, 2004
Notes to Consolidated Financial Statements

(2) Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or, if material, the required information is shown in the financial statements or notes thereto.

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

Date: April 13, 2006
/s/ JAMES D. CARREKER
James D. Carreker
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ JAMES D. CARREKER	Chairman of the Board and	April 13, 2006
James D. Carreker	Chief Executive Office
/s/ NIGEL TRAVIS	Lead Director	April 10, 2006
Nigel Travis
/s/ SUE T. GROENTEMAN	Director	April 13, 2006
Sue T. Groenteman
/s/ PAUL HIGHAM	Director	April 13, 2006
Paul Higham
/s/ BRUCE A. QUINNELL	Director	April 10, 2006
Bruce A. Quinnell
/s/ PAUL J. RAFFIN	Director	April 10, 2006
Paul J. Raffin
/s/ JULIE L. REINGANUM	Director	April 11, 2006
Julie L. Reinganum
/s/ LAURIE M. SHAHON	Director	April 13, 2006
Laurie M. Shahon
/s/ BRUCE R. SMITH	Director	April 13, 2006
Bruce R. Smith
/s/ ELAINE D. CROWLEY	Senior Vice President,	April 13, 2006
Elaine D. Crowley	Chief Financial Officer and Treasurer

Index to Consolidated Financial Statements and Supplementary Data

                                                                                                                                                                                                                                               Page No.

Report of Independent Registered Public Accounting Firm ...........................................................................................................................31-32
Consolidated Statements of Operations for the Years Ended January 28, 2006,
               January 29, 2005 and January 31, 2004.......................................................................................................................................................................................................33
Consolidated Balance Sheets at January 28, 2006 and January 29, 2005 ............................................................................................................34
Consolidated Statements of Stockholders' Equity for the Years Ended January 28, 2006,
           January 29, 2005 and January 31, 2004...35
Consolidated Statements of Cash Flows for the Years Ended January 28, 2006,
           January 29, 2005 and January 31, 2004...36
Notes to Consolidated Financial Statements ...........................................................................................................................................37-49
Unaudited Quarterly Financial Data ..........................................................................................................................................................50

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Bombay Company, Inc.:

We have completed integrated audits of The Bombay Company, Inc.'s fiscal 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries (the "Company") at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for rental costs incurred during the construction period of new stores.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers, LLP
Fort Worth, Texas
April 13, 2006

Consolidated Statements of Operations
The Bombay Company, Inc. and Subsidiaries
(In thousands, except per share amounts)

		Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Net revenue........................................................................................................	$565,074	$576,087	$596,435

Costs and expenses:
Cost of sales, buying and store occupancy costs........................................	429,176	428,707	422,348
Store impairments .............................................................................................	5,936	534	244
Selling, general and administrative expenses...............................................	167,044	165,658	158,446
Gain on sale of assets......................................................................................	(560)	─	─

Operating income (loss)	(36,522)	(18,812)	15,397
Gain on sale of non-operating assets.............................................................	(4,130)	─	─
Interest income..................................................................................................	(41)	(67)	(176)
Interest expense................................................................................................	2,410	601	621

Income (loss) before income taxes.................................................................	(34,761)	(19,346)	14,952
Provision (benefit) for income taxes…………………………………………	11,970	(6,705)	5,802
Net income (loss)………………………………………………………….......	$(46,731)	$(12,641)	$9,150

Basic earnings (loss) per share……………………………………………….	$(1.29)	$(.35)	$.26
Diluted earnings (loss) per share.……………………………………………	$(1.29)	$(.35)	$.26

Average common shares outstanding……………………………………….	36,223	35,697	34,649

Average common shares outstanding and dilutive potential common shares…………………………………….……...	36,223	35,697	34,966

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
The Bombay Company, Inc. and Subsidiaries
(In thousands, except shares)

	January 28, 2006	January 29, 2005
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents (short-term investments of $189 and $3,187, respectively)…...…..	$4,015	$9,168
Inventories, at lower of cost or market…………………………………………………………	128,719	144,702
Other current assets…………………………………………………………………………….	14,846	27,022
Total current assets………………………………………………………………………….	147,580	180,892

Property and equipment, at cost:
Land…………………………………………………………………………………………….	321	892
Building…………………………………………………………………………………………	4,355	5,198
Leasehold improvements………………………………………………………………………..	127,178	121,567
Furniture and equipment………………………………………………………………………..	53,065	47,144
	184,919	174,801
Accumulated depreciation……………………………………………………………………	(100,268)	(88,050)
Net property and equipment………………………………………………………………….	84,651	86,751

Deferred taxes………………..……………………………………………………………………	456	6,984
Other assets…………………..……………………………………………………………………	5,631	5,793
Goodwill, less amortization of $611………………………………………..…………………….	423	423
Total assets…………………………………………………………………………….……	$238,741	$280,843

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses…………………………………………………….…	$29,176	$41,684
Gift cards and certificates redeemable……………………………………………………….…	9,224	8,655
Accrued payroll and bonuses…………………………………………………………………..	6,219	5,660
Accrued insurance ……………………………………………………...………………………	5,178	4,081
Customer deposits……………………………………………………………………………...	4,526	3,107
Current portion of accrued rent………………………………………………………………...	3,871	3,261
Other current liabilities……………………………………………………………….………...	5,834	3,863
Total current liabilities………………………………………………………………………	64,028	70,311

Accrued rent …………………………………………………………………………..………	38,302	31,596
Other long-term liabilities…………………………………………………………………..…	674	335
Total long-term liabilities…………………….……………………………………………	38,976	31,931

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized…………………………….……..	─	─
Common stock, $1 par value, 50,000,000 shares authorized; 38,149,646 shares issued ……	38,150	38,150
Additional paid-in capital……………………………………………………………….……..	79,817	79,700
Retained earnings………………………………………………………………………………	23,669	70,400
Accumulated other comprehensive income (loss)……………………………………….…….	2,077	951
Common shares in treasury, at cost 1,715,066 and 2,259,261 shares, respectively…………	(7,038)	(9,268)
Deferred compensation………………………………………………………………………..	(938)	(1,332)
Total stockholders' equity…………………………………………………………………...	135,737	178,601

Commitments and contingencies (Note 7)

Total liabilities and stockholders' equity………………………………………………….	$238,741	$280,843

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
The Bombay Company, Inc. and Subsidiaries
(In thousands)

	Common	Stock	Treasury	Stock	Additional			Accumulated Other	Annual
					Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Comp	Earnings	Income (Loss)	Income (Loss)

Total, February 1, 2003 (as previously reported) ………	38,150	$38,150	(4,621)	$(18,918)	$75,446	$237	$76,076	$(1,400)
Cumulative effect of retrospective application of	─	─	─	─	─	─	─	─
accounting for construction period rent (Note 3)……	─	─	─	─	─	─	(2,185)	10
Total, February 1, 2003 (as adjusted)	38,150	$38,150	(4,621)	$(18,918)	$75,446	$(237)	$73,891	$(1,390)
Purchases of treasury shares…….…………………	─	─	(9)	(69)	113	─	─	─
Shares contributed or sold to employee benefit plans…	─	─	64	262	3,007	─	─	─
Exercise of stock options…………………………………	─	─	1,613	6,610	33	─	─	─
Director fee distributions…..……………………………..	─	─	55	227	611	(944)	─	─
Restricted stock distributions, net of cancellations……….	─	─	81	333	─	329	─	─
Deferred compensation expense………………………….	─	─	─	─	─	─	9,150	─
Net income (as adjusted)………………………………….	─	─	─	─	─	─	─	─	$9,150
Foreign currency translation adjustments ……………	─	─	─	─	─	─	─	1,519	1,519

Total, January 31, 2004 ………………………..………..	38,150	$38,150	(2,817)	$(11,555)	$79,210	$(852)	$83,041	$129	$10,669
Shares contributed or sold to employee benefit plans…	─	─	81	331	90	─	─	─
Exercise of stock options…………………………………	─	─	258	1,017	3	─	─	─
Director fee distributions…..……………………………..	─	─	14	55	27	─	─	─
Restricted stock distributions, net of cancellations……….	─	─	205	884	370	(1,171)	─	─
Deferred compensation expense………………………….	─	─	─	─	─	691	─	─
Net loss (as adjusted) ………………………………….	─	─	─	─	─	─	12,641	─	$(12,641)
Foreign currency translation adjustments………………	─	─	─	─	─	─	─	822	822

Total, January 29, 2005……...……………………….…..	38,150	$38,150	(2,259)	$(9,268)	$79,700	$(1,332)	$70,400	$951	$(11,819)
Purchases of treasury shares……………………………..	─	─	(4)	(20)	─	─	─	─
Shares contributed or sold to employee benefit plans…	─	─	88	363	(72)	─	─	─
Exercise of stock options………………………………...	─	─	214	878	(85)	─	─	─
Director fee distributions………………………………...	─	─	34	139	42	─	─	─
Restricted stock distributions, net of cancellations……	─	─	212	870	232	(1,102)	─	─
Deferred compensation expense………………………...	─	─	─	─	─	1,496	─	─
Net lLoss (as adjusted) …………………………………	─	─	─	─	─	─	(46,731)	─	$(46,731)
Foreign currency translation adjustments……………….	─	─	─	─	─	─	-	1,126	1,126
Total, January 28, 2006…………………………………	38,150	$38,150	(1,715)	$(7,038)	$79,817	$(938)	$23,996	$2,077	$(45,605)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
The Bombay Company, Inc. and Subsidiaries
(In thousands)

		Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)..............................................................................................................	$(46,731)	$(12,641)	$9,150
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation......................................................................................................................	16,181	15,264	12,979
Amortization.....................................................................................................................	2,175	2,208	4,248
Store impairments............................................................................................................	5,936	534	244
Restricted stock compensation....................................................................................	1,496	692	328
Gain on sale of assets...................................................................................................	(4,690)	─	─
Deferred taxes and other..............................................................................................	9,624	(7,187)	4,641
Change in assets and liabilities:
(Increase) decrease in inventories................................................................................	17,263	(4,831)	(34,833)
(Increase) decrease in other assets..............................................................................	6,953	(630)	(3,919)
Increase (decrease) in accounts payable and accrued expenses............................	(7,328)	17,303	(712)
Increase (decrease) in income taxes payable.............................................................	147	(971)	(2,276)
Increase (decrease) in accrued payroll and bonuses...............................................	505	(2,435)	725
Increase in noncurrent liabilities.................................................................................	1,136	357	743
Landlord construction allowances.............................................................................	8,435	11,625	11,900

Net cash provided by operations...............................................................................	10,742	19,288	3,218

Cash flows from investing activities:
Purchases of property, equipment and other.............................................................	(22,519)	(36,886)	(41,062)
Proceeds from sale of assets (Notes 11 and 12)........................................................	5,992	─	─
Proceeds from sale of property and equipment........................................................	39	36	172
Net cash used in investing activities.........................................................................	(16,488)	(36,850)	(40,890)

Cash flows from financing activities:
Exercise of stock options.............................................................................................	692	847	6,310
Purchases of treasury stock........................................................................................	─	─	(83)
Sale of stock to employee benefit plans....................................................................	287	422	387

Net cash provided by (used in) financing activities................................................	979	1,269	6,614

Effect of exchange rate change on cash ..................................................................	(386)	(158)	69

Net decrease in cash and cash equivalents.............................................................	(5,153)	(16,451)	(30,989)
Cash and cash equivalents at beginning of fiscal year..........................................	9,168	25,619	56,608

Cash and cash equivalents at end of fiscal year.......................................................	$4,015	$9,168	$25,619

Supplemental disclosures of cash flow information:
Interest paid....................................................................................................................	$2,410	$601	$597
Income taxes paid...........................................................................................................	2,618	1,310	4,191
Non-cash investing and financing activities:
Distributions of director fees........................................................................................	183	82	260
Distributions of restricted stock...................................................................................	160	1,254	943

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The Bombay Company, Inc. and Subsidiaries

Note 1 - Statement of Significant Accounting Policies

Description of Business and Basis of Presentation
The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless, classic and traditional in its styling through a network of retail locations throughout the United States and Canada, through specialty catalogs, over the Internet and internationally through licensing arrangements. Throughout this report, the terms "our", "we", "us", "Bombay" and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

The consolidated financial statements include the accounts of Bombay and its wholly-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. Bombay has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. All periods presented reflect 52 weeks.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. These estimates affect reported amounts of assets, liabilities, revenue, expense and related disclosures. Actual results could differ from those estimates.

Liquidity and Capital Resources
We have historically financed our operations through operating capital, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital facilities. Over the past three fiscal years, we have made substantial investments of capital, and for the past two fiscal years have experienced operating losses. Although these factors have reduced our cash balances from historical levels, as of January 28, 2006, the Company has $4 million in cash and cash equivalents, no outstanding bank debt and $61.8 million of availability under the existing credit facility for additional letters of credit or borrowings. We believe that our available cash and cash equivalents, cash flow from operations and cash available under our existing and any expanded credit facilities, as well as potential additional liquidity that might be obtained by selling or otherwise monetizing the Company-owned office building, will be sufficient to finance our operations and expected capital requirements for at least the next twelve months.

Foreign Currency Translation
The functional currency of our Canadian operations is the Canadian dollar. Fiscal year-end exchange rates are used to translate assets and liabilities to U.S. dollars. Monthly average exchange rates are used to translate income and expenses. We record the cumulative effect of foreign currency translation adjustments in accumulated other comprehensive income (loss) within stockholders’ equity. During Fiscal 2005, Fiscal 2004 and Fiscal 2003, foreign exchange gain totaled $901,000, $551,000 and $1,377,000, respectively, related to transactions of our Canadian subsidiary.

Cash and Cash Equivalents
We consider cash in stores, credit card receivables, deposits in banks and short-term investments with original maturities of three months or less as cash and cash equivalents for the purposes of the consolidated financial statements. Short-term investments are recorded at the lower of cost or fair market value. Credit card receivables are included as cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections.

Cash Overdrafts
Cash overdrafts not subject to offset by other cash accounts in the same financial institution have been reclassified to accounts payable and accrued expenses. Total cash overdrafts as of January 28, 2006 and January 29, 2005 were $295,000 and $8,776,000, respectively.

Inventories
Inventories are primarily finished merchandise and are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method.

Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method over the lives shown:

Building ............................................................     Forty years
Furniture and equipment ...............................     Two to ten years
Leasehold improvements ..............................     The lesser of the life of the lease or asset

We charge maintenance and repairs to expense as they are incurred. We capitalize improvements and betterments which materially prolong the useful lives of the assets. As property is retired or sold, we remove the cost and related accumulated depreciation from the accounts, and we recognize gains or losses in the consolidated statements of operations.

Capitalized Software Costs
We capitalize certain external and internal costs associated with computer software and significant enhancements to software features of existing products. We amortize the costs utilizing the straight-line method over the estimated economic lives of the software, which range from three to seven years. Total costs capitalized were $19,519,000 and $17,522,000 at January 28, 2006 and January 29, 2005, respectively. Accumulated amortization related to these assets was $14,379,000 and $12,195,000 at January 28, 2006 and January 29, 2005, respectively.

Impairment of Long-Lived Assets
We review long-lived assets with definite lives for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, whenever conditions indicate that the carrying value of the assets may not be recoverable. In determining if impairment exists, assets must be grouped at the lowest level for which there is identifiable cash flows that are largely independent of cash flows from other groups of assets. In performing this impairment test, we group our assets at the store level. If impairment exists, the amount of the impairment is measured as the difference between the carrying value and the estimated fair value of the assets.

Goodwill
We test goodwill for impairment at least annually, as of the end of the fiscal year, and whenever conditions indicate that such an impairment could exist in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment by comparing the estimated fair value of our net assets to their carrying value. If the carrying value exceeds the estimated fair value, we calculate the implied value of goodwill and recognize an impairment loss. No impairment has been recorded during the periods included herein.

Revenue Recognition
We recognize revenue when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is net of an estimate for customer returns and excludes sales tax.

We include in revenue amounts collected from customers for shipping and handling orders. In Fiscal 2005, Fiscal 2004 and Fiscal 2003, revenue from shipping and handling totaled $5,909,000, $7,149,000 and $6,566,000, respectively. The associated shipping and handling expenses are included in cost of sales.

Gift Cards and Certificates
We record proceeds from the sale of gift cards and certificates as a liability at the time we receive them. When the holder of the card or certificate redeems it for merchandise, we relieve the liability and recognize revenue. We maintain the liability for unredeemed gift certificates until the earlier of redemption or escheatment.

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

Advertising Costs
We expense advertising cost the first time the advertising takes place. During Fiscal 2005, Fiscal 2004 and Fiscal 2003, advertising expense was $30,399,000, $29,018,000 and $27,604,000, respectively.

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

Comprehensive Income (Loss)
Comprehensive income (loss) represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Such amounts are included in accumulated other comprehensive income (loss) within stockholders’ equity and consist of the cumulative effect of foreign currency translation adjustments. There is no tax effect on the cumulative effect of foreign currency translation adjustments as undistributed earnings of the Canadian subsidiary are considered to be permanently reinvested and will continue to be reinvested in this subsidiary in the foreseeable future.

Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.

New Accounting Pronouncements
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP FAS 13-1”) which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We have elected early adoption and have chosen to retrospectively apply FSP FAS 13-1 to prior years’ financial statements for enhanced comparability with peers and consistency of internal treatment for all properties.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected early adoption of the provisions of SFAS No. 154 during the current fiscal year and has retrospectively applied the provisions of FSP FAS 13-1 as described in Note 2.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based upon their fair values. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The standard is effective for our financial statements beginning in Fiscal 2006. We intend to elect the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards. We anticipate that the adoption of SFAS No. 123R will result in an increase in compensation expense of approximately $1 million for the Fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. SFAS No. 151 is effective for Fiscal 2006, at which time we will adopt the provisions of the standard. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations.

Earnings (Loss) per Share
Basic earnings (loss) per share are based upon the weighted average number of shares outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director compensation in the form of restricted stock units.

The computation for basic and diluted earnings (loss) from continuing operations per share are as follows (in thousands, except per share amounts):

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Numerator:
Net income (loss)..................................................................	$(46,731)	$(12,641)	$9,150
Denominator for basic earnings (loss) per share:
Average common shares outstanding...............................	36,223	35,697	34,649
Denominator for diluted earnings (loss) per share:
Average common shares outstanding...............................	36,223	35,697	34,649
Stock options.........................................................................	─	─	314
Deferred director compensation units...............................	─	─	3
	36,223	35,697	34,966
Basic earnings (loss) per share...............................................	$(1.29)	$(.35)	$.26
Diluted earnings (loss) per share............................................	$(1.29)	$(.35)	$.26

During Fiscal 2005 and Fiscal 2004, we reported net losses. Accordingly common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. Potentially dilutive securities were excluded from the computation are as follows (in thousands):

	Year Ended
Potentially Dilutive Shares	January 28, 2006	January 29, 2005
Stock options........................................	3,168	3,114
Deferred director compensation units.	65	51

Stock-Based Compensation
We apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and the disclosure-only provisions of SFAS No. 123R in accounting for our stock-based incentive plans. No compensation expense related to grants of stock options has been reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market price of Bombay’s common stock on the date of grant. Compensation expense related to grants of restricted stock is measured as the quoted market price of Bombay’s common stock at the measurement date, amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation. For purposes of the pro forma disclosures below, the estimated fair value of the options is recognized as expense over the vesting period (in thousands):

		Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Net income (loss) as reported....................................................................................	$(46,731)	$(12,641)	$9,150
Stock-based employee compensation expense included in reported net income, net of related tax effects ....................................................................................................................	1,496	452	201
Stock-based employee compensation expense determined under SFAS No.123R, net of tax .............................................................................	(4,581)	(2,219)	(1,397)
Net income (loss), pro forma ..................................................................................	($49,816)	$(14,408)	$7,954

Basic earnings (loss) per share, as reported .......................................................	$(1.29)	$(.35)	$.26
Diluted earnings (loss) per share, as reported ...................................................	$(1.29)	$(.35)	$.26
Basic earnings (loss) per share, pro forma ........................................................	$(1.38)	$(.40)	$.23
Diluted earnings (loss) per share, pro forma ....................................................	$(1.38)	$(.40)	$.23

During Fiscal 2005, the Company accelerated the vesting of all unvested stock options awarded to employees and officers that had an exercise price greater than $4.50 per share. Options to purchase approximately 1.2 million shares became exercisable immediately as a result of the vesting acceleration. The Company will adopt SFAS 123R, "Share-Based Payment," in the first quarter of Fiscal 2006. Bombay believes the decision to accelerate the vesting of the options is in the best interest of shareholders as it will reduce reported compensation expense in future periods. In order to prevent unintended personal benefits, the Board of Directors accelerated options priced at $4.50 per share or higher, which represented a premium of approximately 50% to market value on the date of the acceleration decision.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Expected volatility .....................................	63.3%	64.1%	65.7%
Expected life years ....................................	6	6	5
Expected dividends ..................................	─	─	─
Risk-free interest rate ...............................	4.34%	4.10%	3.57%

The weighted average fair value of options granted during Fiscal 2005, Fiscal 2004 and Fiscal 2003 was $2.92, $3.96 and $3.95, respectively.

Note 2 - Change In Method of Accounting for Rental Costs Incurred During Construction Periods

On October 5, 2005, FASB issued FSP FAS 13-1, which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. The Company’s practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. The Company has elected early adoption and has chosen to retrospectively apply FSP FAS 13-1 to prior years’ financial statements for enhanced comparability with peers and consistency of internal treatment for all properties.

The effects of the retrospective application on prior years is as follows (in thousands):

	Fiscal Year Ended January 29, 2005
	As Reported	Impact of Adjustment	As Adjusted

Consolidated Balance Sheet
Leasehold improvements .................................................	$133,062	$(11,495)	$121,567
Property and equipment, at cost ....................................	186,296	(11,495)	174,801
Accumulated depreciation ..............................................	(94,284)	6,234	(88,050)
Net property and equipment ...........................................	92,012	(5,261)	86,751
Deferred taxes ...................................................................	4,324	1,931	6,255
Total assets .......................................................................	284,173	(3,330)	280,843
Retained earnings .............................................................	73,737	(3,337)	70,400
Total stockholders’ equity ..............................................	181,931	(3,330)	178,601
Total liabilities and stockholders’ equity .....................	284,173	(3,330)	280,843

Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs ..................................................	$428,561	$680	$429,241
Loss before income taxes .................................................	(18,666)	(680)	(19,346)
Provision for income taxes ...............................................	(6,461)	(244)	(6,705)
Net loss ...............................................................................	(12,205)	(436)	(12,641)
Basic earnings per share .................................................	$(.34)	$(.01)	$(.35)
Diluted earnings per share .............................................	$(.34)	$(.00)	$(.35)

                                                                                                                                         Fiscal Year Ended January 31, 2004

	As Reported	Impact of Adjustment	As Adjusted

Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs	$421,459	$1,133	$422,592
Income before income taxes	16,085	(1,133)	14,952
Provision for income taxes	6,219	(417)	5,802
Net income	9,866	(716)	9,150
Basic earnings per share	$.28	$(.02)	$.26
Diluted earnings per share	$.28	$(.02)	$.26

The effects of the adjustment on years prior to Fiscal 2003 resulted in a reduction in stockholders’ equity of $2,175,000 as of February 1, 2003.

Note 3 - Store Impairments

We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life using a probability-weighted approach to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Following the holiday selling season in our fourth fiscal quarter, we reviewed our real estate portfolio for impairment, focusing on store locations with operating losses. Of the 498 Company-owned stores open as of January 28, 2006, forty stores were identified for which the full carrying amounts of the store assets were not expected to be recoverable. As a result of the review, we recorded an impairment charge of $5,936,000. Similar reviews, performed in Fiscal 2004 and Fiscal 2003, resulted in charges of $534,000 and $244,000, respectively.

Note 4 - Debt

Effective September 29, 2004, we entered into a secured credit agreement with a group of banks, pursuant to a credit agreement with Wells Fargo Retail Finance, LLC, as Arranger and Administrative Agent. The facility replaced our previous $75 million facility, all indebtedness under which was repaid coincident with the closing of the new facility. The new facility is comprised of separate lines of credit in the United States and in Canada, with separate availability bases. The United States and Canadian lines are secured by inventory, receivables and certain other assets of the Company and its United States subsidiaries. The Canadian line is also secured by certain assets of the Company’s Canadian subsidiary. The Canadian operations can borrow up to U.S.$18 million under the line in certain circumstances. Aggregate borrowings under the United States and Canadian lines cannot exceed $125 million, except as noted below.

The facility may be used for working capital, inventory financing, and letter of credit needs. Borrowings under the facility may be made, at the Company’s option and, subject to certain limitations, in the form of loans or by the issuance of bankers’ acceptances with respect to inventory purchases. Loans under the facility bear interest, at the Company’s option, at either the prime lending rate of Wells Fargo Bank, National Association, or the London Interbank Offered Rate plus a margin of 1.00% to 1.75%, with such margin depending on the amount by which the average available commitment exceeds usage under the line. The available commitment under the facility is limited to a borrowing base generally comprised of 73% of eligible U.S. inventory and 75% of eligible Canadian inventory and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. The aggregate commitment under the facility can be increased to $175 million prior to September 15, 2007, at the request of the Company. The facility expires September 15, 2009.

The credit agreement contains no covenants regarding the maintenance of financial ratios, but does include other customary covenants including, but not limited to, the maintenance of certain minimum availability under the facility; reporting of certain financial and operational information to the lender; avoidance of a material adverse change; and limitations regarding the incurrence of other debt, creation of liens, certain investments, sales, transfers and dispositions of assets. As of January 28, 2006, we were in compliance with all covenants of the credit agreement. The credit agreement allows us to pay dividends, so long as no default or event of default has occurred and is continuing; immediately after giving effect thereto, availability exceeds usage under the line by at least $25 million; and certain other conditions are satisfied. We are not currently, nor have we been, restricted from paying such dividends.

At January 28, 2006, total availability under the facility was $70,059,000. There were no borrowings as of January 28, 2006. Letters of credit totaling $8,293,000, primarily to support inventory purchases, were outstanding, and $61,766,000 was available for additional borrowings or letters of credit. Interest expense and negotiated fees for Fiscal 2005, Fiscal 2004 and Fiscal 2003, totaled $2,802,000, $1,334,000 and $1,086,000, respectively.

Note 5 - Income Taxes

The components of income (loss) before income taxes and the provision (benefit) for domestic and foreign income taxes are shown below (in thousands):

		Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004

		(as adjusted)	(as adjusted)
Income (loss) before income taxes:
Domestic ...................................................................	$(35,385)	$(21,290)	$10,700
Foreign .....................................................................	624	1,944	4,252
	$(34,761)	$(19,346)	$14,952
Provision (benefit) for income taxes:
Current:
Federal ...................................................................	$(22)	$(2,362)	$(1,019)
Foreign ..................................................................	992	717	1,729
State and local .....................................................	42	304	(177)
	1,012	(1,341)	533
Deferred (prepaid):
Federal ...................................................................	10,042	(4,873)	4,627
Foreign ..................................................................	(138)	186	27
State and local .....................................................	1,054	(677)	615
	10,958	(5,364)	5,269
Total provision (benefit) for income taxes ......................................................	$11,970	$(6,705)	$5,802

The effective tax rate differs from the federal statutory tax rate for the following reasons:

		Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004

		(as adjusted)	(as adjusted)
Federal statutory tax rate ............................................	(34.0)%	(34.0)	34.0%
Increase in effective tax rate
rate due to:
Foreign income taxes ..........................................	0.7	1.3	1.7
State and local taxes, net of
federal income tax benefit ..................................	(0.7)	(1.3)	2.1
Change in valuation allowance ........................	68.3	-	-
Other, net ............................................................	0.1	(0.7)	1.0
Effective tax rate expense (benefit) .......................	34.4%	(34.7)%	38.8%

Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets (liabilities) are comprised of the following (in thousands):

	January 28, 2006	January 29, 2005
		(as adjusted)
Deferred tax assets:
NOL and credit carryforwards ..............................................	$12,046	$5,982
Accrued rent ..........................................................................	5,686	5,041
Inventory valuation .............................................................	2,426	2,366
Accrued insurance ...............................................................	1,686	1,385
Depreciation .........................................................................	208	-
Other .....................................................................................	3,568	1,893
	25,620	16,667
Deferred tax liabilities:
Depreciation .........................................................................	-	(3,070)
Other .....................................................................................	(1,259)	(2,289)
	(1,259)	(5,359)
Total deferred tax assets ..........................................................	24,361	11,308
Valuation allowance .................................................................	(23,769)	-
Net deferred tax assets ....................................................	$592	$11,308

Deferred tax assets, net:
Current ....................................................................................	$6,568	$4,324
Non-current ............................................................................	17,793	6,984
Valuation allowance ..............................................................	(23,769)	-
Net deferred tax assets ......................................................	$592	$11,308

As of January 28, 2006, we have recorded tax effected federal net operating loss carry-forwards of $10,152,000, which begin to expire in Fiscal 2024; tax effected state net operating loss carryforwards of $623,000, which expire in Fiscal 2009 through Fiscal 2024; and foreign tax credits and other tax carryforwards of $1,271,000, expiring in Fiscal 2013 through Fiscal 2025.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of assets and liabilities, past financial results, future taxable income projections and on-going prudent and feasible tax planning strategies. A significant factor impacting this evaluation at January 28, 2006, was our cumulative losses for the past three fiscal years.

SFAS No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, we have recorded a full valuation allowance of $23,769,000 against all U.S. deferred tax assets. This valuation allowance increased our tax expense for Fiscal 2005. Under generally accepted accounting principles, this valuation allowance will be adjusted in the future resulting in the reinstatement of all or part of the deferred tax assets when operating results demonstrate a pattern of future profitability, in reversal of the current cumulative three-year loss trend. The adjustment has no impact on cash flow in the current or any future period.

The Internal Revenue Service (“IRS”) has completed its examination of federal income tax returns through Fiscal 2004. We are routinely involved in state and local income tax audits, and from time to time, foreign jurisdiction tax audits. We have paid or accrued any liabilities associated with these audits, and do not expect them to have a material effect on the Company’s consolidated financial statements.

Note 6- Leases

We lease all of our retail locations and distribution centers under non-cancelable operating leases whose initial terms typically range from 5 to 10 years and include options that permit renewal for additional periods. We also lease certain equipment and our field office facilities under non-cancelable operating leases whose terms typically range from 3 to 5 years.

Minimum rental commitments include step rent provisions, escalation clauses, capital improvement funding and other lease concessions, which are recognized on a straight-line basis over the primary lease term. In addition to minimum rental payment, certain leases require additional contingent rentals based on a percentage of the store’s sales volumes exceeding specified levels as well as reimbursement for real estate taxes, common area maintenance, insurance and certain other costs. Landlord construction allowances are recorded as other liabilities and are amortized as a reduction of rent expense over the life of the related lease.

Rental expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
		(as adjusted)	(as adjusted)
Minimum rentals ...................................................	$67,428	$65,735	$57,971
Contingent rentals ...............................................	113	295	482
Total ...................................................................	$67,541	$66,030	$58,453

Minimum rental commitments that have initial or remaining noncancelable lease terms in excess of one year for future fiscal years are as follows (in thousands):

Fiscal
2006 ......................................	$52,201
2007 .....................................	52,404
2008 .....................................	50,985
2009 ....................................	47,252
2010 ...................................	44,821
Thereafter .........................	160,217
$407,880

Note 7 - Commitments and Contingencies

As of January 28, 2006, we have outstanding unconditional purchase orders totaling $79,905,000 relating to the acquisition of inventory in Fiscal 2006.

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position or results of operations or cash flows.

We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Note 8 - Employee Benefit Plans

The Bombay Company, Inc. Employee 401(k) Savings and Stock Ownership Plan (“401(k) Plan”) is open to substantially all employees who have been employed for one year and who work at least 1,000 hours per year. Under the 401(k) Plan, a participant may contribute up to 75% of earnings with Bombay matching 100% of the initial 3% contribution, and 50% of the next 2% contributed by the participant. Participant contributions and Company match are paid to a corporate trustee and invested in various funds or Bombay stock, as directed by the participant. Company matching contributions made to participants’ accounts are fully vested immediately. Similar benefit plans are in effect for eligible foreign employees.

To the extent employees are unable to contribute up to 5% of their earnings to the 401(k) Plan because of limitations imposed by IRS regulations, a Supplemental Stock Program was adopted. Under this program, employee contributions in excess of IRS limitations, along with Company matching contributions, are distributed annually in the form of Bombay common stock.

The Bombay Company, Inc. Employee Stock Purchase Program is open to all employees who have at least 90 days of service. Each participant may contribute 1% to 10% of qualifying compensation, to a maximum annual contribution of $21,250. Contributions are used to purchase shares of Bombay common stock at a discount of 5% from current market rates. The participants’ shares are fully vested upon purchase. Participants’ shares are held by a third-party administrator until the respective participant requests a distribution.

Total Bombay contributions to these plans for Fiscal 2005, Fiscal 2004 and Fiscal 2003 were $776,000, $756,000 and $714,000, respectively.

Note 9 - Common Stock and Stock Options
Our Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of Bombay’s stock. The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. During Fiscal 2005, 2004 and 2003, 4,000 shares, no shares and 9,000, respectively, were acquired at an aggregate cost of $20,000, $0 and $70,000, respectively. Treasury shares are used for various employee and director stock plans as the need arises.

The Bombay Company, Inc. 1986 Stock Option Plan and 1996 Long Term Incentive Stock Plan (“Employee Plans”) provide for the granting of options (and other types of stock-related awards under the 1996 plan) to officers and key management employees. At January 28, 2006, the option shares reserved for the Employee Plans were 4,852,273. The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable annually at a rate of either 25% or 33% per year beginning one year after the grant date. Shares available for additional grants were 1,556,767; 1,458,720 and 1,795,138 at January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

The Bombay Company, Inc. 2006 Director Stock Option Plan (“Director Option Plan”) provides for the granting of options to members of the Board of Directors who are neither Bombay employees nor officers. At January 28 2006, the option shares reserved for the Director Option Plan and previous plans were 664,630.

The option price is fixed at the market price on the date of the grant. The option grant, initial and annual, is 10,000 shares, with an additional 2,500 shares for the Lead Director and each of the committee chairs. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date. Shares available for additional grants were 212,500; 55,185 and 116,469 at January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Shareholders approved 300,000 shares for the Director Option Plan and 87,500 shares were granted in Fiscal 2005, leaving 212,500 shares available for grant.

The Bombay Company, Inc. Non-Employee Director Equity Plan (“Director Equity Plan”) also allows directors the option to receive retainer and meeting fees in the form of Bombay common stock or to defer receipt of such fees in the form of stock units. To the extent that a director elects to defer at least 50% of the annual retainer, the director is paid an additional 25% of the amount of the deferral, also in the form of stock units. Deferred amounts are credited to an account for such director in units equivalent to Bombay common stock.

The following table includes option information for the Employee Plans and Director Option Plan:

			Weighted
	Number	Option Price	Average
Stock Option Activity	Of Shares	Per Share	Option Price

February 1, 2003 .............................................	3,288,270	$1.75 - 25.75	$4.05
Options granted ........................................	1,248,800	4.54 - 13.52	6.75
Options exercised ....................................	(1,603,784)	1.75 - 15.88	3.93
Options canceled .....................................	(221,966)	1.75 - 25.75	8.53
January 31, 2004 ..........................................	2,711,320	2.06 - 15.88	5.03
Options granted ......................................	1,005,500	4.52 - 7.07	6.42
Options exercised ...................................	(252,883)	1.75 - 5.48	3.27
Options canceled ...................................	(349,941)	2.38 - 15.88	5.78
January 29, 2005 .........................................	3,113,996	2.06 - 13.52	5.55
Options granted ....................................	551,450	3.02 - 5.87	4.71
Options exercised ..................................	(214,049)	2.38 -5.48	3.20
Options canceled ...................................	(283,165)	2.35 - 13.52	6.10
January 28, 2006 .........................................	3,168,232	2.06 - 11.23	5.52
Exercisable at:
January 31, 2004 ......................................	786,709	2.06 - 15.88	4.43
January 29, 2005 .......................................	1,408,467	2.06 - 13.52	4.72
January 28, 2006 .........................................	3,079,449	2.06 - 11.23	5.57

The following table summarizes stock options outstanding at January 28, 2006:

                                                                                                           Outstanding                                                       Exercisable

		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
Range	Shares	Life	Price	Shares	Price
$2.06 - 2.48	290,024	6.0	$2.39	290,024	$2.39
2.55 - 2.94	254,683	5.5	2.74	254,683	2.74
3.00 - 3.94	169,163	5.0	3.67	109,713	3.74
4.00 - 4.97	771,869	6.0	4.55	742,536	4.56
5.00 - 5.90	691,725	7.5	5.72	691,725	5.72
6.00 - 7.89	521,268	7.6	6.91	521,268	6.91
9.23 - 11.23	469,500	7.4	9.38	469,500	9.38
	3,168,232	6.7	$5.52	3,079,449	$5.57

The exercise of non-qualified stock options in Fiscal 2005, Fiscal 2004 and Fiscal 2003 resulted in income tax benefits of $108,869, $212,000 and $3,283,000, respectively, which were credited to additional paid-in capital. The income tax benefits are the tax effect of the difference between the market price on the date of exercise and the option price.

The Bombay Company, Inc. 1996 Long Term Incentive Stock Plan provides for the granting of restricted stock to officers and key management employees. Restricted stock grants are generally issued in separate tranches, which vest in designated increments, generally 12 to 48 months, contingent upon continued employment of the award recipient. The market value of the restricted stock at the date of grant is recorded as deferred compensation, a component of stockholders’ equity, and is charged to expense over the respective vesting periods. If restricted stock is unvested at the time when an award recipient leaves the employment of the Company, the shares are canceled, the related amounts are removed from deferred compensation and amounts previously expensed for the unvested shares are reversed. The following table summarizes restricted stock issued under the 1996 Long Term Incentive Stock Plan:

Restricted Stock Activity	Number Of Shares	Weighted Average Grant Price
Unvested at February 1, 2003	90,000
Shares granted	131,256	$9.05
Shares vested and distributed	(15,000)
Shares canceled	(50,000)
Unvested at January 31, 2004	156,256
Shares granted	280,480	$6.29
Shares vested and distributed	(35,000)
Shares canceled	(75,000)
Unvested at January 29, 2005	326,736
Shares granted	238,038	$5.28
Shares vested and distributed	(24,500)
Shares canceled	(26,000)
Unvested at January 28, 2006	514,274

During Fiscal 2005, Fiscal 2004 and Fiscal 2003, $1,496,000 $691,000 and $329,000, respectively, was recognized as net compensation expense in conjunction with the restricted stock grants

Note 10 - Shareholders’ Rights Plan

We have a shareholders’ rights plan (“Rights Agreement”) under which each share of Bombay common stock includes one Preferred Share Purchase Right (“Right”) entitling the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $35. The Rights, which have ten-year terms expiring in 2015, are exercisable if a person or group acquires 20% or more of the common stock of Bombay or announces a tender offer for 20% or more of the common stock. If a person or group acquires 20% or more of the outstanding common stock of Bombay, each Right will entitle the holder to purchase, at the Right’s exercise price, a number of shares of Bombay common stock having a market value of twice the Right’s exercise price. If Bombay is acquired in a merger or other business combination transaction after a person or group acquires 20% or more of our common stock, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of the acquiring company’s common stock having a market value of twice the Right’s exercise price. The Rights are redeemable at one cent per Right at any time before they become exercisable. The Board of Directors of the Company may, in good faith, determine that a disposition of Company common stock by a person inadvertently exceeding the permitted threshold, made as promptly as practicable, would preclude such person from being deemed an “Acquiring Person”.

The above description incorporates certain amendments adopted in May 2005, to (i) extend the final expiration of the Rights Agreement to June 1, 2015, (ii) change the exercise price of each Right (as defined in the Rights Agreement) from $50.00 to $35.00, (iii) modify the definition of “Acquiring Person” to increase from 15% to 20% the beneficial ownership level that any person or group of persons may acquire before triggering the Rights, (iv) add a provision establishing a three-year independent director evaluation committee (“TIDE Committee”), and (v) clarify that the board of directors of the Company may, in good faith, determine that a disposition of Company common stock, by a person inadvertently exceeding the permitted threshold, has been made as promptly as practicable and would preclude such person from being deemed an “Acquiring Person”.

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
.

Note 11 - Bailey Street Trading Company

During Fiscal 2000, the Company created Bailey Street Trading Company (“Bailey Street”), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture. The brand was separate from Bombay and the merchandise was marketed to a variety of customers including independent gift stores, catalogers, department stores, furniture stores and mass merchants through a network of independent regional sales representatives. In November 2004, the Company announced its intention to exit the Bailey Street operations through sale or liquidation in order to focus on the core business.

On May 27, 2005, the Company completed the sale of the majority of the assets of Bailey Street to Bailey Street Holding Company, a newly formed corporation, independent of Bombay. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. Bailey Street Holding Company also assumed certain normal operating liabilities associated with the operations.

The purchase price is subject to minor adjustments and the agreement requires Bombay to provide certain transition services for up to one year. Bombay retained approximately $2 million of inventory not included in the sale which has been or is currently being liquidated through its retail and Internet channels.

During the third quarter of Fiscal 2005, the Company terminated the lease associated with approximately half of the distribution center previously utilized by the Bailey Street operations and prior to that, as part of the Bombay operations. As of the end of the fourth quarter of Fiscal 2005, the Company ceased using the remaining space and was actively seeking a party to whom the space could be sublet. The Company has recorded a non-cash, pre-tax charge to cost of sales, buying and store occupancy costs in the amount of $908,000 which represents the net present value of the difference between the remainder of the lease obligation less the estimated net sublet income based upon current market rates, assuming a subtenant within 12 months.

Total revenue for Bailey Street was $6.9 million, $15.1 million and $15.8 million during Fiscal 2005, 2004 and 2003, respectively.

Note 12 - Sale of Land and Building

On October 27, 2005, the Company entered into an agreement to sell non-operating assets including land and a bank building adjacent to its headquarters in Fort Worth, Texas resulting in a gain of $4.1 million. Total proceeds from the sale were $5.4 million while the carrying cost of the assets was $1.2 million. The Company has an on-going obligation under the agreement to provide the buyer with the use of parking and the existing drive through bank facility, which are part of the headquarters buildings retained by the Company. The Company estimated the discounted value of the obligation to be $0.3 million, which amount has been recorded as deferred income and will be recognized either over the life of the building or the underlying lease, as applicable.

Note 13 - Related Party Transactions

Bombay purchases certain merchandise inventory from an individual who is an immediate family member (“related party”) of Steve Woodward, an executive officer of the Company. The Company purchases inventory both directly and indirectly from the related party, in his capacity as a merchandise vendor to the Company and in his capacity as a manufacturer’s representative. The related party receives a commission from the manufacturers he represents, based upon the amount of merchandise the Company purchases from these manufacturers. The Company had an established relationship with the related party prior to Mr. Woodward’s employment by the Company in August 2004. The amounts of inventory purchased through manufacturers that were represented by the related party subsequent to Mr. Woodward’s employment were $5,489,000 and $3,004,000 in Fiscal 2005 and Fiscal 2004, respectively. Amounts owed to the third party manufacturers at the end of each period were $388,000 and $95,000 for Fiscal 2005 and Fiscal 2004, respectively. The amounts purchased directly from the related party subsequent to Mr. Woodward’s employment were $33,000 and $70,000 for Fiscal 2005 and Fiscal 2004 respectively, and no amounts were owed to the related party for inventory purchases as of the end of Fiscal 2005 and Fiscal 2004.

Note 14 - Geographic Areas

We operate primarily in one industry segment, specialty retailing. Greater than 90% of all revenue results from the sale of home furnishings and accessories through retail stores in the United States and Canada. The remaining portion of our revenue results from the sale of home furnishings and accessories through our wholesale operations, direct-to-customer retail operations and related shipping charges. Our wholesale and direct-to-customer operations have been immaterial to our operations and financial results to-date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenue and long-lived assets by geographic area (in thousands):

	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Net revenue:
United States ...............................	$487,704	$505,499	$526,219
Canada .........................................	77,370	70,588	70,216
Total ........................................	$565,074	$576,087	$596,435

Long-lived assets:
United States .............................	$80,024	$86,111
Canada .......................................	10,680	6.856
Total .......................................	$90,704	$92,967

Unaudited Quarterly Financial Data
The Bombay Company, Inc. and Subsidiaries
(In thousands, except per share amounts)

The following table contains selected quarterly consolidated financial data for Fiscal 2005 and Fiscal 2004 that was prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments necessary for a fair statement, in all material respects, of the information set forth herein on a consistent basis. As discussed in Note 2, the Company has elected to retrospectively apply FSP FAS 13-1 regarding accounting for rental costs incurred during store construction. The following table includes the effect of the retrospective application of the new pronouncement on previous periods:

	January 28, 2006	October 29, 2005	July 30, 2005	April 30, 2005
		(as adjusted)	(as adjusted)	(as adjusted)
Net revenue ..........................................................	$186,854	$128,062	$128,047	$122,111
Gross profit ..........................................................	46,205	31,220	25,626	26,911
Net loss ................................................................	(25,055)	(4,355)	(9,352)	(7,969)

Basic loss per share ............................................	(.69)	(.12)	(.26)	(.22)
Diluted loss per share ........................................	(.69)	(.12)	(.26)	(.22)

	January 29, 2005	October 30, 2004	July 31, 2004	May 1, 2004
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Net revenue ...........................................................	$203,358	$126,669	$122,479	$123,581
Gross profit ...........................................................	58,289	31,407	27,290	29,860
Net income (loss) .................................................	7,117	(7,559)	(6,397)	(5,802)

Basic earnings (loss) per share ..........................	.20	(.21)	(.18)	(.16)
Diluted earnings (loss) per share .......................	.19	(.21)	(.18)	(.16)

The following table contains selected quarterly consolidated financial data for Fiscal 2004 and the first three fiscal quarters of Fiscal 2005 as previously reported in the Company’s Quarterly Reports on Form 10-Q as filed with the SEC:

		October 29, 2005	July 30, 2005	April 30, 2005
		(as reported)	(as reported)	(as reported)
Net revenue .........................................................		$128,062	$128,047	$122,111
Gross profit .........................................................		31,558	25,599	26,858
Net loss ................................................................		(4,129)	(9,371)	(8,000)

Basic loss per share ..........................................		(.11)	(.26)	(.22)
Diluted loss per share ......................................		(.11)	(.26)	(.22)

	January 29, 2005	October 31, 2004	July 31, 2004	May 1, 2004
	(as reported)	(as reported)	(as reported)	(as reported)
Net revenue ........................................................	$203,358	$126,669	$122,479	$123,581
Gross profit ........................................................	58,421	31,747	27,399	29,959
Net income (loss) ..............................................	7,198	(7,328)	(6,332)	(5,743)

Basic earnings (loss) per share ...........................	.20	(.20)	(.18)	(.16)
Diluted earnings (loss) per share .......................	.20	(.20)	(.18)	(.16)

Note: Gross profit is equal to Net revenue less Cost of sales, buying and store occupancy costs, as reported in the Consolidated Statements of Operations for the indicated periods.

INDEX TO EXHIBITS
The Bombay Company, Inc. and Subsidiaries

Filed with the Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Number		Description
3(a)	-	Restated Certificate of Incorporation dated January 1, 1993 and Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993. (1)

3(b)	-	Bylaws, as amended and restated effective May 21, 1997. (1)

4(a)	-	Preferred Stock Purchase Rights Plan. (1)

4(b)	-	Amendment to Preferred Stock Purchase Rights Plan. (2)

4(c)	-	Amendment No. 2 to Rights Agreement. (3)

10(a)	-	The Bombay Company, Inc. Supplemental Stock Program. (1)

10(b)	-	Executive Long Term Disability Plan (1)

10(c)	-	The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan. (1)

10(d)	-	Form of Option Award Agreement under the 1996 Long-Term Incentive Stock Plan. (1)

10(e)	-	Revised Form of Option Award Agreement under the 1996 Long-Term Incentive Stock Plan. (4)

10(f)	-	Form of Restricted Stock Agreement under the 1996 Long-Term Incentive Stock Plan. (1)

10(g)	-	Revised Form of Restricted Stock Agreement under the 1996 Long-Term Incentive Stock Plan. (4)

10(h)	-	The Bombay Company, Inc. 2006 Non-Employee Directors Stock Payment Plan (5)

10(i)	-	The Bombay Company, Inc. Amended and Restated 2001 Non-Employee Directors’ Equity Plan. (6)

10(j)	-	Form of Option Award Agreement under the Amended and Restated 2001 Non-Employee Directors’ Equity Plan. (6)

10(k)	-	The Bombay Company, Inc.2005 Amended and Restated Non-Employee Directors’ Equity Plan. (7)

10(l)	-	The Bombay Company, Inc. 2005 Non-Employee Directors Stock Option Plan (8)

10(m)	-	Form of Option Award Agreement under the 2005 Non-Employee Directors Stock Option Plan.

10(n)	-	Executive Management Incentive Compensation Plan. (9)

10(o)	-	Employment Letter with Donald V. Roach. (10)

10(p)	-	Employment Letter with Justin N. Lewis. (11)

10(q)	-	Employment Agreement with James D. Carreker. (12)

10(r)	-	Restricted Stock Agreement with James D. Carreker. (12)

10(s)	-	Restricted Stock Agreement with James D. Carreker. (13)

INDEX TO EXHIBITS (cont.)
The Bombay Company, Inc. and Subsidiaries

Number		Description

10(t)	-	Restricted Stock Agreement with James D. Carreker. (14)

10(u)	-	Stock Option Agreement with James D. Carreker. (12)

10(v)	-	Stock Option Agreement with James D. Carreker. (14)

10(w)	-	Employment Letter with Lucretia D. Doblado. (15)

10(x)	-	Employment Letter with Steven C. Woodward. (13)

10(y)	-	Form of Indemnification Agreement (15)

10(z)	-
Loan and Security Agreement by and among The Bombay Company, Inc. and each of its subsidiaries that are signatories thereto as Borrowers, the lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC as Arranger and Administrative Agent, dated September 29, 2004. (16)

10(aa)	-	First Amendment to Loan and Security Agreement dated November 24, 2004. (1)

21	-	Subsidiaries of the Registrant. (17)

22	-
Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report). (18)

23	-	Consent of PricewaterhouseCoopers LLP.

31(a)	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31(b)	-	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32	-	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005. Such Exhibit is incorporated herein by reference.

(2)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. Such Exhibit is incorporated herein by reference.

(3) Filed with the Commission as an Exhibit to the Company’s Form 8-K on May 27, 2005. Such Exhibit is incorporated herein by reference.

(4) Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
April 30, 2005. Such Exhibit is incorporated herein by reference.

(5) Filed with the Commission as an Exhibit to the Company’s Form 8-K on January 26, 2006. Such Exhibit is incorporated herein by reference.

(6)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002. Such Exhibit is incorporated herein by reference.

(7) Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
July 30, 2005. Such Exhibit is incorporated herein by reference.

(8) Filed with the Commission as an Exhibit to the Company’s Definitive Proxy Statement dated May 9, 2005, which Proxy Statement was filed with the Commission as an Exhibit to the Company’s Annual Report on  Form 10-K for the year ended January 29, 2005. Such Exhibit is incorporated herein by reference.

(9) Filed with the Commission as an Exhibit to the Company’s Definitive Proxy Statement dated April 10, 2003, which Proxy Statement was filed with the Commission as an Exhibit to the Company’s Annual Report on  Form 10-K for the year ended February 1, 2003. Such Exhibit is incorporated herein by reference.

(10) Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
August 3, 2002. Such Exhibit is incorporated herein by reference.

(11) Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended
October 29, 2005. Such Exhibit is incorporated herein by reference.

(12) Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003. Such Exhibit is incorporated herein by reference.

(13) Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004.

(14) Filed with the Commission as an Exhibit to the Company’s Form 8-K on June 10, 2005. Such Exhibit is incorporated herein by reference.

(15) Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. Such Exhibit is incorporated herein by reference.

(16) Filed with the Commission as an Exhibit to the Company’s Form 8-K/A on October 29, 2004. Such Exhibit is incorporated herein by reference.

(17)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Such Exhibit is incorporated herein by reference.

(18)	To be filed with the Commission on or about May 6, 2005.