Form 10-K
BOMBAY COMPANY INC
filed 2006-04-20
CIK 96287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No.1 on form 10-K/A to correct clerical errors in our Form 10-K filed on April 13, 2006 (the “Original Filing”).

Under Item 6, Selected Financial Data, the Net revenue increase (decrease) for the fiscal year ended January 31, 2004 previously reflected as (21)% has been corrected to 21%.

Under Item 15, Exhibits and Financial Statement Schedules, typographical errors have been corrected as follows: In the Consolidated Statements of Shareholders’ Equity, the amount of Deferred Compensation as of February 1, 2003 previously stated as $237 has been corrected to $(237). The amount of Net loss previously reflected in Retained Earnings for Fiscal 2004 as $12,641 has been corrected to $(12,641). The amount of Retained Earnings as of January 28, 2006, previously stated as $23,996, has been corrected to $23,669. The typographical error in the Fiscal 2005 captions which previously read Net lLoss has been corrected to Net loss. In the Consolidated Statements of Cash Flows, the amount of $9,624 reflected in Deferred taxes and other at January 28, 2006 has been corrected to $9,264.

Except for the matters described above, this amendment does not modify or update disclosures in the Original Filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results.

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

			Year Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
Financial Data:	2006	2005	2004	2003	2002
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)

Net revenue*………………………………………….....	$565,074	$576,087	$596,435	$494,000	$437,457
Net revenue increase (decrease)……………………....	(2)%	(3)%	21%	13%	3%
Same store sales increase (decrease)……………….....	(2)%	(12)%	13%	5%	(2)%
Net income (loss)*……………………………………...	$(46,731)	$(12,641)	$9,150	$7,298	$3,352
Basic earnings (loss) per share…………………….....	$(1.29)	$(0.35)	$0.26	$0.22	$0.10
Diluted Earnings (loss) per share………………….....	$(1.29)	$(0.35)	$0.26	$0.22	$0.10
Total assets*…………………………………………....	$238,741	$280,843	$266,842	$237,630	$208,376
Stockholders' equity*……………………………….....	$135,737	$178,601	$188,124	$166,940	$156,160
Return on average assets……………………………...	(18.0)%	(4.6)%	3.6%	3.3%	1.6%
Return on average equity……………………………..	(29.7)%	(6.9)%	5.2%	4.5%	2.2%

Operating Data:

Average sales per store open for full fiscal year*…...	$1,069	$1,074	$1,249	$1,098	$1,012
Average sales per square foot for full fiscal year…....	$262	$273	$322	$296	$288
Number of stores:
Beginning of year………………………………….........	502	471	422	419	408
Opened……………………………………………...........	41	66	84	28	32
Closed……………………………………………............	45	35	35	25	21
End of year………………………………………...........	498	502	471	422	419
Store composition:
Large format………………………………………..........	372	384	365	334	324
Regular……………………………………………...........	16	20	25	37	59
Outlet……………………………………………….........	48	47	46	46	36
BombayKIDS……………………………………............	62	51	35	5	─
Store locations:
Mall………………………………………………...........	235	273	302	328	348
Off-mall……………………………………………...........	215	182	123	48	35
Outlet………………………………………………........	48	47	46	46	36
Retail Square footage:*
Large format……………………………………….........	1,548	1,570	1,459	1,297	1,244
Regular…………………………………………….........	30	38	46	68	107
Outlet………………………………………………........	206	200	198	193	151
BombayKIDS……………………………………............	258	212	144	20	─
Total………………………………………………..........	2,042	2,020	1,847	1,578	1,502

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

Fiscal 2005
We ended the year with cash and short-term investments of $4.0 million, $5.2 million lower than at the previous year-end. Although we recorded a net loss of $46.7 million, cash provided by operations was $10.7 million, due primarily to non-cash depreciation, amortization and store impairmants of $24.3 million, changes in the deferred income taxes and other non-cash charges of $9.3 million, and a $17.3 million reduction in inventory levels. Cash flows from operations also reflect $8.4 million of landlord construction allowances that store and distribution center landlords have agreed to pay which helps reduce the outlay of cash related to the new construction.

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

Fiscal 2004
During Fiscal 2004, we ended the year with cash and short-term investments of $9.2 million, $16.5 million lower than at the previous year-end. Although we recorded a net loss of $12.6 million, cash provided by operations was $19.3 million, due primarily to non-cash depreciation,  amortization and store impairments of $18.0 million and an increased accounts payable and accrued expenses of $17.3 million. Cash flows from operations also reflects $11.6 million of landlord construction allowances that store and distribution center landlords have agreed to reimburse us for which helps reduce the outlay of cash related to the new construction.

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

Index to Consolidated Financial Statements and Supplementary Data

                                                                                                                                                                                                                                               Page No.

Report of Independent Registered Public Accounting Firm ...........................................................................................................................32-33
Consolidated Statements of Operations for the Years Ended January 28, 2006,
               January 29, 2005 and January 31, 2004.......................................................................................................................................................................................................34
Consolidated Balance Sheets at January 28, 2006 and January 29, 2005 ............................................................................................................35
Consolidated Statements of Stockholders' Equity for the Years Ended January 28, 2006,
           January 29, 2005 and January 31, 2004...36
Consolidated Statements of Cash Flows for the Years Ended January 28, 2006,
           January 29, 2005 and January 31, 2004...37
Notes to Consolidated Financial Statements ...............................................................................................................................................38-50
Unaudited Quarterly Financial Data ..........................................................................................................................................................51

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

As discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed the manner in which it accounts for rental costs incurred during the construction period of new stores.

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

Consolidated Statements of Stockholders’ Equity
The Bombay Company, Inc. and Subsidiaries
(In thousands)

	Common	Stock	Treasury	Stock	Additional			Accumulated Other	Annual
					Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Income (Loss)

Total, February 1, 2003 (as previously reported) ………	38,150	$38,150	(4,621)	$(18,918)	$75,446	$(237)	$76,076	$(1,400)
Cumulative effect of retrospective application of	─	─	─	─	─	─	─	─
accounting for construction period rent (Note 3)……	─	─	─	─	─	─	(2,185)	10
Total, February 1, 2003 (as adjusted)	38,150	$38,150	(4,621)	$(18,918)	$75,446	$(237)	$73,891	$(1,390)
Purchases of treasury shares…….…………………	─	─	(9)	(69)	113	─	─	─
Shares contributed or sold to employee benefit plans…	─	─	64	262	3,007	─	─	─
Exercise of stock options…………………………………	─	─	1,613	6,610	33	─	─	─
Director fee distributions…..……………………………..	─	─	55	227	611	(944)	─	─
Restricted stock distributions, net of cancellations……….	─	─	81	333	─	329	─	─
Deferred compensation expense………………………….	─	─	─	─	─	─	9,150	─
Net income (as adjusted)………………………………….	─	─	─	─	─	─	─	─	$9,150
Foreign currency translation adjustments ……………	─	─	─	─	─	─	─	1,519	1,519

Total, January 31, 2004 ………………………..………..	38,150	$38,150	(2,817)	$(11,555)	$79,210	$(852)	$83,041	$129	$10,669
Shares contributed or sold to employee benefit plans…	─	─	81	331	90	─	─	─
Exercise of stock options…………………………………	─	─	258	1,017	3	─	─	─
Director fee distributions…..……………………………..	─	─	14	55	27	─	─	─
Restricted stock distributions, net of cancellations……….	─	─	205	884	370	(1,171)	─	─
Deferred compensation expense………………………….	─	─	─	─	─	691	─	─
Net loss (as adjusted) ………………………………….	─	─	─	─	─	─	(12,641)	─	$(12,641)
Foreign currency translation adjustments………………	─	─	─	─	─	─	─	822	822

Total, January 29, 2005……...……………………….…..	38,150	$38,150	(2,259)	$(9,268)	$79,700	$(1,332)	$70,400	$951	$(11,819)
Purchases of treasury shares……………………………..	─	─	(4)	(20)	─	─	─	─
Shares contributed or sold to employee benefit plans…	─	─	88	363	(72)	─	─	─
Exercise of stock options………………………………...	─	─	214	878	(85)	─	─	─
Director fee distributions………………………………...	─	─	34	139	42	─	─	─
Restricted stock distributions, net of cancellations……	─	─	212	870	232	(1,102)	─	─
Deferred compensation expense………………………...	─	─	─	─	─	1,496	─	─
Net loss (as adjusted) …………………………………	─	─	─	─	─	─	(46,731)	─	$(46,731)
Foreign currency translation adjustments……………….	─	─	─	─	─	─	-	1,126	1,126
Total, January 28, 2006…………………………………	38,150	$38,150	(1,715)	$(7,038)	$79,817	$(938)	$23,669	$2,077	$(45,605)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
The Bombay Company, Inc. and Subsidiaries
(In thousands)

		Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)..............................................................................................................	$(46,731)	$(12,641)	$9,150
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation......................................................................................................................	16,181	15,264	12,979
Amortization.....................................................................................................................	2,175	2,208	4,248
Store impairments............................................................................................................	5,936	534	244
Restricted stock compensation....................................................................................	1,496	692	328
Gain on sale of assets...................................................................................................	(4,690)	─	─
Deferred taxes and other..............................................................................................	9,264	(7,187)	4,641
Change in assets and liabilities:
(Increase) decrease in inventories................................................................................	17,263	(4,831)	(34,833)
(Increase) decrease in other assets..............................................................................	6,953	(630)	(3,919)
Increase (decrease) in accounts payable and accrued expenses............................	(7,328)	17,303	(712)
Increase (decrease) in income taxes payable.............................................................	147	(971)	(2,276)
Increase (decrease) in accrued payroll and bonuses...............................................	505	(2,435)	725
Increase in noncurrent liabilities.................................................................................	1,136	357	743
Landlord construction allowances.............................................................................	8,435	11,625	11,900

Net cash provided by operations...............................................................................	10,742	19,288	3,218

Cash flows from investing activities:
Purchases of property, equipment and other.............................................................	(22,519)	(36,886)	(41,062)
Proceeds from sale of assets (Notes 11 and 12)........................................................	5,992	─	─
Proceeds from sale of property and equipment........................................................	39	36	172
Net cash used in investing activities.........................................................................	(16,488)	(36,850)	(40,890)

Cash flows from financing activities:
Exercise of stock options.............................................................................................	692	847	6,310
Purchases of treasury stock........................................................................................	─	─	(83)
Sale of stock to employee benefit plans....................................................................	287	422	387

Net cash provided by (used in) financing activities................................................	979	1,269	6,614

Effect of exchange rate change on cash ..................................................................	(386)	(158)	69

Net decrease in cash and cash equivalents.............................................................	(5,153)	(16,451)	(30,989)
Cash and cash equivalents at beginning of fiscal year..........................................	9,168	25,619	56,608

Cash and cash equivalents at end of fiscal year.......................................................	$4,015	$9,168	$25,619

Supplemental disclosures of cash flow information:
Interest paid....................................................................................................................	$2,410	$601	$597
Income taxes paid...........................................................................................................	2,618	1,310	4,191
Non-cash investing and financing activities:
Distributions of director fees........................................................................................	183	82	260
Distributions of restricted stock...................................................................................	160	1,254	943

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