Form 10-Q
period 2006-06-08
BOMBAY COMPANY INC
filed 2006-06-08
CIK 96287

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
       ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at June 8, 2006
Common stock, $1 par value	36,346,230

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended April 29, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page No.

Item
1. Financial Statements (Unaudited)	3-12
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-12

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
General	13-14
Executive Summary	14-16
Results of Operations	16-18
Liquidity and Capital Resources	18
Recent Accounting Pronouncements	19

3. Quantitative and Qualitative Disclosures About Market Risk	20

4. Controls and Procedures	20

PART II - OTHER INFORMATION

1. Legal Proceedings	21

1A. Risk Factors	21

6. Exhibits	22

7. Signatures	23

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended
	April 29,	April 30,
	2006	2005
		(as adjusted)

Net revenue ........................................................................................	$118,664	$122,111

Costs and expenses:
Cost of sales, buying and store occupancy costs ....................	94,650	95,200
Selling, general and administrative expenses .............................	39,764	40,059
Operating loss .................................................................................	(15,750)	(13,148)

Other income (expense):
Interest income ...............................................................................	37	8
Interest expense .............................................................................	(244)	(320)

Loss before income taxes ...............................................................	(15,957)	(13,460)
Benefit for income taxes ..................................................................	(404)	(5,491)

Net loss ........................................................................................	($15,553)	($7,969)

Basic and diluted loss per share .................................................	($0.43)	($0.22)

Average common shares outstanding ......................................	35,930	35,939

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)
	April 29,	January 28,	April 30,
	2006	2006	2005
ASSETS			(as adjusted)
Current assets:
Cash and cash equivalents ..........................................................	$3,303	$4,015	$10,386
Inventories......................................................................................	127,862	128,719	151,549
Other current assets .....................................................................	14,820	14,846	32,783
Total current assets ....................................................................	145,985	147,580	194,718

Property and equipment, net ..........................................................	82,496	84,651	87,538

Deferred taxes ...................................................................................	467	456	6,959
Goodwill, net ....................................................................................	423	423	423
Other assets .....................................................................................	5,273	5,631	5,395
Total assets ................................................................................	$234,644	$238,741	$295,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings .........................................................................	$19,137	$--	$28,361
Accounts payable and accrued expenses ..............................	21,931	29,176	33,493
Gift certificates redeemable .......................................................	8,971	9,224	7,558
Accrued payroll and bonuses .................................................	3,970	6,219	4,202
Accrued insurance ....................................................................	5,252	5,178	4,029
Customer deposits ....................................................................	6,366	4,526	3,903
Current portion of accrued rent ..............................................	4,702	3,871	3,047
Other current liabilities ............................................................	4,714	5,834	4,423
Total current liabilities ...........................................................	75,043	64,028	89,016

Accrued rent and other long term liabilities .............................	38,469	38,976	34,895

Stockholders' equity:
Preferred stock, $1 par value,
1,000,000 shares authorized ...................................................	--	--	--
Common stock, $1 par value, 50,000,000 ...............................
shares authorized, 38,149,646 shares issued .......................	38,150	38,150	38,150
Additional paid-in capital ........................................................	79,473	79,817	79,743
Retained earnings ....................................................................	8,117	23,669	62,431
Accumulated other comprehensive income .........................	2,427	2,077	801
Common shares in treasury, at cost, 1,716,569;
1,715,066 and 2,084,410 shares, respectively .......................	(7,035)	(7,038)	(8,554)
Deferred compensation ............................................................	--	(938)	(1,449)
Total stockholders' equity .....................................................	121,132	135,737	171,122

Total liabilities and stockholders' equity ..................................	$234,644	$238,741	$295,033

                                        The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2006	2005
		(as adjusted)
Cash flows from operating activities:
Net loss .....................................................................................................................	($15,553)	($7,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .........................................................................	4,453	4,371
Stock-based compensation expense ..............................................................	617	255
Deferred taxes and other .................................................................................	(805)	683
Change in assets and liabilities:
(Increase) decrease in other assets ...............................................................	68	(6,824)
(Increase) decrease in inventories ................................................................	1,212	(7,062)
Decrease in current liabilities .........................................................................	(8,925)	(9,581)
Increase (decrease) in noncurrent liabilities ................................................	(720)	475
Landlord construction allowances ....................................................................	1,014	3,149
Net cash used in operating activities ...............................................................	(18,639)	(22,503)

Cash flows from investing activities:
Purchases of property and equipment ..........................................................	(1,775)	(5,011)
Net cash used in investing activities ..................................................................	(1,775)	(5,011)

Cash flows from financing activities:
Net bank borrowings ..........................................................................................	19,137	28,361
Increase in outstanding checks in excess of cash balances .......................	635	--
Sale of stock to employee benefit plans ........................................................	4	6
Proceeds from the exercise of employee stock options ...............................	3	317
Net cash provided by financing activities .........................................................	19,779	28,684

Effect of exchange rate change on cash and cash equivalents ...........................	(77)	48

Net increase (decrease) in cash and cash equivalents ..........................................	(712)	1,218
Cash and cash equivalents at beginning of period ...............................................	4,015	9,168
Cash and cash equivalents at end of period ..........................................................	$3,303	$10,386

Supplemental disclosure of cash flow information:
Interest paid .............................................................................................................	$117	$274
Income taxes paid ....................................................................................................	28	241
Non-cash investing and financing activities:
Distributions of restricted stock .............................................................................	18	372
Distribution of director fees ....................................................................................	--	52

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

General
In the opinion of the Company, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 29, 2006 and April 30, 2005, the results of operations for the three months then ended, and cash flows for the three months then ended in accordance with the rules of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with current year presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s 2005 Annual Report on Form 10-K/A.

Seasonality
The results of operations for the three-month periods ended April 29, 2006 and April 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales have historically resulted in increased profitability in the fiscal quarter that includes the holiday selling season.

Capital Resources and Liquidity
We have historically financed our operations through operating capital, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital facilities. Over the past three fiscal years, we have made substantial investments of capital, and for the past two fiscal years have experienced operating losses. Although these factors have reduced our cash balances from historical levels, as of April 29, 2006, the Company has $3.3 million in cash and cash equivalents, bank borrowings of $19.1 million and $42.3 million of availability under the existing credit facility for additional letters of credit or borrowings. We believe that our available cash and cash equivalents, cash flow from operations and cash available under our existing and any expanded credit facilities, as well as potential additional liquidity that might be obtained by selling or otherwise monetizing the Company-owned office building or through other external resources, will be sufficient to finance our operations and expected capital requirements for at least the next twelve months.

Loss per Share
Basic loss per share is based upon the weighted average number of shares outstanding excluding unvested restricted stock. Diluted loss per share is based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director stock units.

The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2006	April 30, 2005
		(as adjusted)
Numerator:
Net loss ............................................................................................	($15,553)	($7,969)
Denominator for basic and diluted loss per share:
Average common shares outstanding ........................................	35,930	35,939
Basic and diluted loss per share ...........................................................	($0.43)	($0.22)

During the three-month periods ended April 29, 2006 and April 30, 2005, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended (in thousands):

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Stock options............................................................................................	4,023	3,295
Deferred director stock units ..................................................................	82	356
Total ...................................................................................................	4,105	3,651

(2)	Adjustment to Previously Issued Financial Statements

During the fourth quarter of Fiscal 2005, we elected early adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“FSP FAS 13-1”) which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We elected early adoption and chose to retrospectively apply FSP FAS 13-1 to prior years’ financial statements for enhanced comparability with peers and consistency of internal treatment for all properties. The retrospective application includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share.

The effects of these adjustments were as follows (in thousands):

                                                                                                                                                                              Three Months Ended April 30, 2005
	As Reported	Impact of Adjustment	As Adjusted
Consolidated Balance Sheet
Property and equipment, net……………	$92,746	$(5,208)	$87,538
Deferred taxes………………………….	5,050	1,909	6,959
Other assets ……………………………	5,395	--	5,395
Total assets…………………………….	298,332	(3,299)	295,033
Retained earnings………………………	65,737	(3,306)	62,431
Total stockholders’ equity……………..	174,421	(3,299)	171,122
Total liabilities and stockholders’ equity………………….	298,332	(3,299)	295,033

Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs ..........	$95,253	$(53)	$95,200
Loss before income taxes………………	(13,513)	53	(13,460)
Benefit for income taxes……………….	(5,513)	22	(5,491)
Net loss…………………………………	(8,000)	31	(7,969)
Basic loss per share…………………….	$(0.22)	$0.00	$(0.22)
Diluted loss per share…………………..	$(0.22)	$0.00	$(0.22)

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(3)	Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

 We maintain stock-based compensation arrangements under which employees and directors may be awarded grants of restricted stock and stock options. Prior to January 29, 2006, we accounted for these awards under the recognition and measurement provisions of APB No. 25 as permitted under SFAS No. 123. Accordingly, compensation expense for stock options was not recognized because the stock options granted had an exercise price equal to the market price of our common stock on the date of grant.

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized beginning January 29, 2006 included compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that were unvested at the date of adoption. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS No. 123R resulted in share-based compensation expense of approximately $178,000 or less than $0.01 per share for both basic and diluted earnings (loss) per share in the first quarter of Fiscal 2006.

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards during the prior year quarter, are presented in the following table.

(In thousands, except per share data)	Three Months Ended April 30, 2005
(as adjusted)
Net loss as reported ..................................................................................................................	$(7,969)
Stock-based employee compensation expense included in reported net income, net of related tax effects ......................................................................	151
Fair value based compensation expense, net of tax ............................................................	(490)
Net loss, pro forma ..................................................................................................................	$(8,308)

Basic loss per share, as reported ..........................................................................................	$(0.22)
Pro forma under SFAS 123 .............................................................................................	$(0.23)

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

Stock Options

The fair value of stock options granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted in the quarter ended April 29, 2006 and April 30, 2005:

	Three Months Ended
	April 29, 2006	April 30, 2005
Risk-free interest rate ...............................................................................	4.7%	4.5%
Expected term (in years) ..........................................................................	6.0	6.0
Expected volatility ..................................................................................	63.0%	64.1%
Expected dividend yield ........................................................................	─	─
Weighted average fair value of options granted ..............................	$2.04	$2.76

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s stock over a time period that corresponds to the expected term of the options. The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the option.

Compensation expense is recognized only for option grants expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations.

The unamortized fair value of stock options as of April 29, 2006 was $1.3 million which is expected to be recognized over the weighted-average remaining period of 1.1 years.

The following table summarizes stock option activity during the first quarter of fiscal 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock options	Shares	Price	Term (years)	Value
	(In thousands)			(In thousands)
Outstanding at January 28, 2006	3,168	$5.52
Granted	911	$3.28
Exercised	1	$3.21		$3
Forfeited or expired	56	$4.79
Outstanding at April 29, 2006	4,022	$5.02	6.7	$20,205

Exercisable at April 29, 2006	3,038	$5.58	6.6	$16,951

 The aggregate intrinsic value in the table above is based on the fair market value on the grant date for outstanding and exercisable shares at April 29, 2006 and based on the fair market value on the exercise date for exercised shares.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

Restricted Stock

The unamortized fair value of restricted stock as of April 29, 2006 was $0.5 million, which is expected to be recognized over the weighted-average remaining period of 0.6 years. The following table summarizes restricted stock activity during the first quarter of Fiscal 2006 (shares in thousands):

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2006 .......................................	514,274	$6.25
Granted ..............................................................................	5,000	$3.15
Vested ...............................................................................	36,123	$5.71
Forfeited ...........................................................................	─	─
Nonvested at April 29, 2006 .........................................	483,151	$6.26

The total fair value of shares of restricted stock vested during the first quarter was $206,133.

(4)	Comprehensive Loss

Comprehensive loss for the three months ended April 29, 2006 and April 30, 2005 was as follows (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
		(as adjusted)
Net loss ..........................................................................................	($15,553)	($7,969)
Foreign currency translation adjustments ...............................	350	(150)
Comprehensive loss ...........................................................	($15,203)	($8,119)

(5)	Income Taxes

The seasonality of the business is such that the Company expects a portion of losses incurred during the first nine months of the fiscal year to be partially offset by profits during the fourth quarter. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has calculated the annual effective tax rate for the three-month periods ended April 29, 2006 and April 30, 2005.

We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. The income tax benefit reflected in the first quarter of Fiscal 2006 relates primarily to the Canadian operations and results in an effective tax rate of 2.5% for the first quarter compared to 40.8% in the prior year period.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(6) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $178,000 of compensation expense in the first quarter of Fiscal 2006, and the Company expects the annual expense for Fiscal 2006 to be approximately $1 million.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, (“SFAS No. 151”). This statement requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overhead be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. We adopted this statement effective January 29, 2006. The adoption of SFAS 151 did not have a material impact on our financial condition or results of operations.

(7) Geographic Areas

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

The following table shows net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
		(as adjusted)
Net revenue:
United States .................................................	$101,951	$107,182
Canada ...........................................................	16,713	14,929
Total ..............................................................	$118,664	$122,111

Long-lived assets:
United States .............................................	$77,662	$85,763
Canada ........................................................	10,530	7,593
Total ............................................................	$88,192	$93,356

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(8) Commitments and Contingencies

As of April 29, 2006, we have outstanding unconditional purchase orders totaling $120.1 million relating to the acquisition of inventory in Fiscal 2006.

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position or results of operations or cash flows.

We are party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of the Company’s 2005 Annual Report on Form 10-K/A.

Retrospective Application of New Accounting Pronouncement

During the fourth quarter of Fiscal 2005, we elected early adoption of FASB Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“FSP FAS 13-1”) which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We elected early adoption and chose to retrospectively apply FSP FAS 13-1 to prior years’ financial statements for enhanced comparability with peers and consistency of internal treatment for all properties. The retrospective application includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. For additional information with respect to these adjustments as they relate to the quarter ended April 30, 2005, see Note 2 to the accompanying financial statements.

General

The Company designs, sources and markets a unique line of fashionable home accessories, wall décor and furniture through 482 retail locations in 42 states in the United States and eight Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms “our”, “we”, “us”, “Bombay” and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

Bombay has three distinct retail concepts leveraging the Bombay brand: Bombay, BombayKIDS and Bombay Outlet. Bombay stores feature timeless and classically styled home furnishings including accessories, wall décor and furniture focusing on the bedroom, the home office, the dining room and the living room. We entered the children’s furnishings business in 2001 with the introduction of BombayKIDS, which features a line of children’s furniture, textiles and accessories for children’s bedrooms and bathrooms. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay and BombayKIDS product as well as merchandise produced for our former wholesale operation.

In addition to our primary retail operations, Bombay also has international licensing agreements under which a total of 18 licensed international stores are operating in the Middle East and the Caribbean. Unless specified otherwise, the discussions herein relate to the Bombay retail operations, including BombayKIDS, outlets, Internet and catalog.

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

Executive Summary

Bombay markets a line of proprietary home furnishings that includes large furniture, occasional furniture, wall décor and decorative accessories that is timeless and classic in its styling. Over 90% of the items are sourced from approximately 27 countries worldwide, with slightly more than half of the product coming from China. We are a multi-channel retailer with store locations, Internet and mail order operations. We continue to have a small wholesale operation that is immaterial to overall revenue, but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins, operating margins as a percentage of revenue, cash flow, and inventory.

We are currently executing a multi-phase turnaround intended to improve Bombay’s long-term profitability and generate competitive operating results in-line with current market leaders in the sector. During the course of the turnaround, we have focused on a number of strategies to position the Company to achieve these goals including repositioning the real estate portfolio by moving from high cost mall to lower cost off-mall locations, upgrading the merchandise assortment from both a quality and a pricing standpoint, attracting new customers and ensuring we have the appropriate infrastructure in place to meet these goals. Our focus has included or is expected to include the following:

•
Migrating from mall to off-mall - During the 1980s and 1990s, the focus was on opening stores in “A” malls throughout North America. As shopping habits have evolved, with alternative venues such as lifestyle centers and big box strip centers gaining popularity, we began to migrate our stores to off-mall locations. Management continues to be encouraged by the results of its store migration. In addition to being more convenient for customers and suitable for the sale of large items, such locations typically have lower cost structures, both from a fixed rent perspective and for other common area expenses billed by landlords. On an annual basis, off-mall stores in the aggregate have consistently delivered four-wall profits that are 350 to 450 basis points higher than the mall-based stores while maintaining or growing the average sales volumes of the mall stores that they replaced. The Company expects to continue to execute its strategy of migrating to off-mall locations as leases expire, if economically viable relocation sites can be identified. We expect to relocate 20 to 25 such stores during Fiscal 2006. The Company has a total of 221 mall stores, 216 off-mall stores and 45 outlets as of the end of the first quarter of Fiscal 2006.

The following table reflects the comparative real estate portfolio at each fiscal period end:

	April 29, 2006		January 28, 2006		April 30, 2005
	Units	% of total	Units	% of total	Units	% of total
Mall……….…......	221	46%	235	47%	298	60%
Off-mall………….	216	45	215	43	150	30
Outlet…………….	45	9	48	10	47	10
Total……………..	482	100%	498	100%	495	100%

•
Although we ended the quarter with a total of 482 stores compared to 495 stores at the end of the first quarter of Fiscal 2005, total square footage declined a modest 0.5% due to the difference in sizes of the stores as we have migrated to larger off-mall locations over the past twelve months.

•
Rationalizing the real estate portfolio - During Fiscal 2005, we conducted a comprehensive review of our stores and identified a total of approximately 25 unprofitable stores targeted for closure in Fiscal 2006. During the first quarter of Fiscal 2006 we closed a total of 20 stores, the majority of which were mall based stores whose leases were expiring. During the remainder of the year, we expect to see an increase in the number of stores closed that were in the underperforming category. We will continue to assess closing opportunities and presently expect to close 10 to 14 stores during the second quarter. We expect to end the year with approximately 460 to 465 stores of which approximately 43% will be in mall locations, 49% will be in off-mall locations and 8% will be outlets.

•
Upgrading the assortment - We have focused on upgrading our assortment - increasing quality and price points to further differentiate our offering from that of the mass merchants and other specialty retailers. As a result of these efforts, in Fiscal 2006, our average transaction size increased by 15% over the first quarter of 2005. We also believe that we have made strides in improving the quality of our merchandise and have been able to offer a more fashion-right assortment to our customers. We will continue to make this a priority during the remainder of Fiscal 2006 as longer-term, we seek to attract a customer less motivated by price and promotion and more likely to make a purchase based upon the value we offer, which considers fashion, quality and price.

•
Remerchandising stores - During Fiscal 2006, we plan to test variations of the merchandise offered within our stores with the goal of increasing the overall sales per square foot and resulting profits. To date, we have commenced tests resulting in:

•	introducing a bath assortment into 74 stores;

•	featuring a limited selection of the top selling BombayKIDS product in a few larger core stores; and

•	reallocating a portion of BombayKIDS square footage in two stores and replacing it with other Bombay merchandise that we believe would generate higher sales per square foot.

We plan to remerchandise certain test stores with assortments that are more relevant to the current shopper beginning in the second quarter. We expect to conduct the tests over the course of the year and adapt our store assortments based upon those results.

•
Reducing promotional activity - Our goal has been to reduce our reliance on promotional activity; however, we have found ourselves in an increasingly promotional environment. We intend to selectively reduce the level of promotional activity as we continue to offer an upgraded assortment and improve quality. Although product margins decreased somewhat in the first quarter compared to last year, we believe that progress toward higher product margins should be seen as we go through the fiscal year with the greatest opportunity existing in the second quarter as we anniversary last year’s aggressive clearance activity.

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

•
Growing customer base - As we upgrade our assortment and migrate our stores to new off-mall locations, connecting with the right customer is critical to our future success. As part of our efforts to grow our customer base, we need to not only attract more customers but we need to attract the right customer who can grow with Bombay as we reposition the brand. During the first quarter, much of our investment was for increased Internet marketing to support both retail and Internet sales. A key focus will be gathering additional customer names and email addresses with a goal of doubling the current number of customers in our databases. During the second quarter, we are testing national cable television and increasing the focus on gathering customer information at the point of sale. Recent investments in technology are expected to help us more effectively manage our customer databases and increase the effectiveness of direct marketing efforts across all channels.

•
Improving the supply chain - Over the past three years, we have made investments in the supply chain focusing in large part on improving the domestic distribution network - opening or relocating distribution centers in the Midwest, Northeast and Canada. During the Fiscal 2006, we expect to see the benefit of technology investments that will improve visibility to orders within the global supply chain. We also appointed a logistics services provider to assist in managing the flow of product in an efficient, cost-effective manner worldwide. These actions are expected to improve our ability to manage inventory flow and reduce overall supply chain costs.

Results of Operations

Quarters Ended April 29, 2006 and April 30, 2005

Net revenue consists of sales to retail customers through stores, mail order and Internet, and wholesale sales to our international licensees and through Bailey Street during Fiscal 2005, as well as shipping fees and other revenue.

	Three Months Ended
Net revenue (in millions)	April 29, 2006	April 30, 2005
Retail sales ....................................................	$115.5	$117.1
Wholesale sales ..........................................	1.2	3.5
Shipping revenue .......................................	1.8	1.4
Other revenue .............................................	0.2	0.1
Total revenue .............................................	$118.7	$122.1

Net revenue decreased 2.8% to $118.7 million for the quarter ended April 29, 2006 from $122.1 million for the quarter ended April 30, 2005. Same store sales declined approximately 1.2% for the quarter. On a geographic basis, stores in Canada and the Southern and Midwestern regions of the United States generated flat to low single-digit same store sales growth, partially offsetting mid-single digit same-store sales declines in the Northeast and West Coast regions.

During the quarter, we opened 4 stores and closed 20 stores. Sales from stores opened less than twelve months contributed $8.1 million during the quarter, which partially offset the $8.8 million of revenue last year from stores that were closed stores over the past twelve months. Our direct-to-customer business, driven primarily by Internet sales, increased 28% to $6.6 million in the first quarter compared to $5.1 million in the prior year period.

Wholesales sales declined due to the sale of the assets of Bailey Street Trading Company operations, which were sold during Fiscal 2005 and generated $3.2 million in sales and added marginally to profit during the period. Shipping revenue increased due to increases in Internet sales as well as an increase in store-based sales of larger furniture pieces for which the customer pays delivery charges.

The following table outlines the sales mix by product category for the three-month periods ended April 29, 2006 and April 30, 2005:

	Three Months Ended
Sales mix:	April 29, 2006	April 30, 2005
Large furniture ...............................................	37%	32%
Occasional furniture .....................................	16	20
Wall décor .....................................................	16	16
Accessories ..................................................	31	32
Total revenue ...............................................	100%	100%

The decline in occasional furniture resulted in part from the sale of Bailey Street, which focused primarily on sales of small occasional pieces. In addition, occasional furniture represented a smaller portion of the total product offerings in stores as more space was devoted to the large furniture items. Large furniture sales increased due to the change in sales mix and growth in the bedroom, home office and BombayKIDS furniture categories. The average ticket increase of 15% during the first quarter resulted primarily from the shift in the mix toward higher ticket items, as well as an increase in average unit retail prices in all categories. Total transactions, including those from new stores, declined 14% compared to the prior year.

Cost of sales, including buying and occupancy costs, was $94.7 million for the first quarter of Fiscal 2006 compared to $95.2 million for the same period last year. Gross margin for the quarter declined 180 basis points compared to the prior year period, primarily attributable to a 150 basis point decline in product margin. The decline in product margin was related to a larger portion of sales being generated by promotional activity, particularly in the furniture area where the bedroom, dining room and BombayKIDS categories had margin declines as a result of increased clearance activity. Storewide events such as our 40% off single item sales were longer in duration than last year, but helped drive sales of furniture and higher ticket items. Buying and store occupancy costs decreased $0.5 million due to the lower store count and lower costs in off-mall locations, but increased from 23.5% of revenue to 23.8% of revenue as a result of lower same-store sales.

Selling, general and administrative (“SG&A”) expenses decreased $0.3 million to $39.8 million, or 33.5% of revenue in the first quarter of Fiscal 2006, compared to $40.1 million, or 32.8% of revenue, for the comparable period of the prior year. Current year results include $0.2 million of stock option expense recorded in connection with the adoption of FAS No. 123R.

Marketing and visual merchandising costs increased approximately $0.5 million or 70 basis points as we have continued to invest in marketing to reach new customers, primarily in the direct-to-customer channel. Similarly, SG&A expenses associated with the direct-to-customer channel increased $0.3 million due to the higher volumes generated in the Internet operations resulting in higher hosting expenses.

These increases were partially offset by a $0.8 million or 50 basis point decrease in corporate office SG&A due primarily to lower professional services resulting from not anniversarying costs incurred in connection with the merchandise strategy study conducted in the first half of Fiscal 2005.

At the store level, SG&A expenses decreased $0.3 million but increased 20 basis points compared to the first quarter of the prior year. The decline was related to lower costs that vary directly with sales such as credit card fees and supplies.

For the quarter ended April 29, 2006, interest expense was $244,000 and interest income was $37,000, compared to interest expense of $320,000 and interest income of $8,000 in the first quarter of Fiscal 2005. The reduction in interest expense is the result of lower inventory levels in the first quarter compared to the prior year period. Inventory levels were unusually high in the first quarter of the previous year as we prepared to reset the stores in the “rooms” lifestyle presentation.

For the first quarter of Fiscal 2006, the Company recorded an income tax benefit of $0.4 million compared to $5.5 million in the first quarter of Fiscal 2005. The income tax benefit reflected in the first quarter of Fiscal 2006 relates primarily to the Canada operations and results in an effective tax rate of 2.5%. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. During the first quarter of Fiscal 2005, a tax benefit was provided at an effective tax rate of 40.8%, which assumed that tax benefits would be realized for both U.S. and Canadian operations.

Liquidity and Capital Resources

From a liquidity and capital expenditure standpoint, our strategy has been to utilize our credit facility to finance seasonal borrowings and working capital required by store growth while we utilize cash flow from operations and our balance sheet to finance our long-term capital programs. Operating losses during the past two fiscal years and capital expenditures required to address expiring leases and undersized distribution centers over the past three years, has resulted in a decline in our available capital. During Fiscal 2005, we liquidated certain assets that were not critical to our core operations, including the disposal of the assets of Bailey Street Trading Company and the sale of non-operating land and a building.

The primary source of liquidity and capital resources has been cash flows from operations and a line of credit. We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 73% of eligible U.S. inventory and 75% of eligible Canadian inventory, and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. At April 29, 2006, the available commitment was $68.6 million. The Company had $19.1 million in the form of borrowings and another $7.2 million in letters of credit, with $42.3 million available for borrowings or additional letters of credit. The credit facility expires September 15, 2009.

Management is currently working with its banks to amend the credit facility to allow for increased borrowing capacity during peak the borrowing period in advance of the holiday selling season. We are also investigating opportunities for generating additional liquidity by borrowing against or executing a sale-leaseback of the corporate headquarters in Fort Worth, Texas. Finally, we are taking strong actions to reduce operating expenses, aggressively managing inventory levels and reducing capital expenditures, where appropriate. Management is assessing its alternatives to ensure that it can meet its obligations in a timely manner during peak borrowing periods and believes that, within a reasonable range of sales performance, cash flow from operations combined with existing amounts available under our revolving credit facility and from monetizing the office building will be sufficient to fund our needs during the balance of the Fiscal year. In the event that sales environment is more difficult than anticipated, we may be required to seek alternate sources of external financing to meet peak borrowing needs.

During the first three months of Fiscal 2006, cash flow utilized by operating activities was $18.6 million compared to $22.5 million during the first three months of Fiscal 2005. The increase in the operating loss has been offset by declines in inventory, net of payable, due largely to changes in the timing of the inventory receipts as last years’ levels were higher than normal due to the major change in the store presentation and assortment in summer 2005.

Cash flows used in investing activities declined by $3.2 million from $5.0 million last year to $1.8 million for the first three months of this fiscal year. Fewer new store openings and migrations to off-mall locations as well as a decline in the expenditures relating to distribution center expansions and systems are the primary reasons for the decline in capital expenditures as we tightly control cash.

Cash flow provided by financing activities was $19.8 million during the three months ended April 29, 2006 compared to $28.7 million for the three months ended April 30, 2005, due to a decline in borrowings under the Company’s credit facility resulting from lower inventory levels. For the full fiscal year we estimate capital expenditures, net of landlord allowances, will be approximately $11 to $13 million as we address expiring store leases and continue the migration of our stores from mall to off-mall locations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $178,000 of compensation expense in the first quarter of Fiscal 2006 and the Company expects the annual expense for Fiscal 2006 to be approximately $1 million.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, (“SFAS No. 151”). This statement requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overhead be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. We adopted this statement effective January 29, 2006. The adoption of SFAS 151 did not have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from fluctuations in interest rates as they impact our short-term borrowings and investments. At April 29, 2006, the Company’s had borrowings of $19.1 million under its credit facility. For the three months ended April 29, 2006, average borrowings under the facility were $14.6 million. If interest rates changed by 100 basis points, the Company’s interest expense on the average borrowing balances would change by approximately $36,000 for the three month period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2006 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect our financial position or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K/A for the year ended January 28, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties that we currently deem to be immaterial, or that are not currently known to us, may materially adversely affect our future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K/A.

We may not have sufficient liquidity to execute our turnaround strategy.

The difficulty experienced during Fiscal 2005 in the specialty hardlines sector, particularly as it relates to retailers selling lower priced and moderately priced merchandise, has continued into the Fiscal 2006. During the first quarter, we experienced a decline in revenue, an increase in operating losses and used cash in operations. Depending on the magnitude and duration of the downturn, cash flow from operations and funds available through the Company’s existing credit facility and any expanded credit facility, as well as potential additional liquidity that might be obtained by selling or otherwise monetizing the Company-owned office building may be insufficient to cover working capital needs during peak borrowing seasons. As a result, we might need to raise additional funds through external sources, and we cannot provide assurance that additional sources of funds would be available to us on terms acceptable to us or at all. If adequate funds were not available, our operating flexibility could be significantly impaired.

Our competition is both intense and varied, and our failure to effectively compete could adversely affect our prospects.

We operate in an industry segment that is becoming increasingly competitive. Changes in the degree of promotional intensity or merchandising strategy exerted by competitors could present us with difficulties in retaining existing customers, attracting new customers and maintaining our profit margins. In addition, our business may be further impacted by a decline in the discretionary income of our customer base. Rising interest rates and higher fuel costs may be particularly impactful to our business because our targeted customer has a household income of less than $100,000 annually.

Item 6. Exhibits

(a) The Exhibits filed as a part of this report are listed below.

Exhibit No                                                                      Description

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

THE BOMBAY COMPANY, INC.
(Registrant)

Date: June 8, 2006                                                                            /s/ DAVID B. STEWART
                                                                                                                   David B. Stewart
                                                                                                                   Chief Executive Officer

        Date: June 8, 2006                                                                           /s/ELAINE D. CROWLEY
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