Form 10-Q
period 2006-09-06
BOMBAY COMPANY INC
filed 2006-09-06
CIK 96287

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
       ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at September 6, 2006
Common stock, $1 par value	36,367,951

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended July 29, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page No.

Item
1. Financial Statements (Unaudited)	3-13
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-13

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22
General	14-15
Executive Summary	15-17
Results of Operations	17-20
Liquidity and Capital Resources	21
Recent Accounting Pronouncements	21-22

3. Quantitative and Qualitative Disclosures About Market Risk	23

4. Controls and Procedures	23

PART II - OTHER INFORMATION

1. Legal Proceedings	24

1A. Risk Factors	24

4. Submission of Matters to a Vote of Security Holders	25

6. Exhibits	26

7. Signatures	27

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
		(as adjusted)			(as adjusted)

Net revenue	$121,276	$128,047	$239,940		$250,158
Costs and expenses:
Cost of sales, buying and store
occupancy costs ...........................................	101,477	102,421	196,127		197,621
Selling, general & administrative expenses ..	39,539	38,977	79,303		79,036

Operating loss ................................................	(19,740)	(13,351)	(35,490)		(26,499)
Gain on sale of assets ....................................	--	560	--		560
Interest expense .............................................	(458)	(527)	(697)		(847)
Interest income ...............................................	16	9	48		17

Loss before income taxes ..............................	(20,182)	(13,309)	(36,139)	_	(26,769)
Income tax benefit ..........................................	(261)	(3,957)	(665)		(9,448)
Net loss ............................................................	($19,921)	($9,352)	($35,474)		($17,321)

Basic & diluted loss per share ......................	($0.55)	($0.26)	($0.98)		($0.48)

Average common shares outstanding .........	36,110	36,220	36,020		36,080

                                                        The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	July 29,	January 28,	July 30,
	2006	2006	2005
ASSETS			(as adjusted)
Current assets:
Cash and cash equivalents ...........................................................	$3,511	$4,015	$10,488
Inventories .......................................................................................	122,400	128,719	166,865
Other current assets .......................................................................	15,868	14,846	35,201
Total current assets .....................................................................	141,779	147,580	212,554

Property and equipment, net ...........................................................	80,698	84,651	89,814

Deferred taxes .....................................................................................	373	456	6,955
Goodwill, net .......................................................................................	423	423	423
Other assets ........................................................................................	4,617	5,631	5,183
Total assets ...................................................................................	$227,890	$238,741	$314,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings ...........................................................................	$28,333	$--	$55,511
Accounts payable and accrued expenses ..................................	26,174	29,176	33,132
Gift certificates redeemable ...........................................................	8,460	9,224	7,233
Accrued payroll and bonuses .....................................................	4,198	6,219	4,823
Accrued insurance ........................................................................	5,534	5,178	4,435
Customer deposits .......................................................................	5,092	4,526	4,021
Current portion of accrued rent ..................................................	3,743	3,871	3,566
Other current liabilities .................................................................	6,155	5,834	3,694
Total current liabilities .................................................................	87,689	64,028	116,415

Accrued rent and other long term liabilities ...................................	38,860	38,976	35,580

Stockholders' equity:
Preferred stock, $1 par value,
1,000,000 shares authorized ........................................................	--	--	--
Common stock, $1 par value, 50,000,000
shares authorized, 38,149,646 shares issued ..............................	38,150	38,150	38,150
Additional paid-in capital ...............................................................	79,962	79,817	79,880
Retained earnings (deficit) .............................................................	(11,804)	23,669	53,077
Accumulated other comprehensive income ................................	2,291	2,077	1,050
Common shares in treasury, at cost, 1,807,768;
1,715,066 and 1,826,968 shares, respectively .............................	(7,258)	(7,038)	(7,498)
Deferred compensation ..................................................................	--	(938)	(1,725)
Total stockholders' equity ............................................................	101,341	135,737	162,934

Total liabilities and stockholders' equity .........................................	$227,890	$238,741	$314,929

                                                         The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	July 29,	July 30,
	2006	2005
		(as adjusted)
Cash flows from operating activities:
Net loss ..................................................................................................................	$(35,474)	$(17,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .....................................................................	9,109	9,103
Stock-based compensation expense ..........................................................	951	595
Gain on sale of assets ..................................................................................	--	(560)
Amortization of landlord construction allowances and other ...............	(1,611)	(1,934)
Change in assets and liabilities:
Increase in other assets ................................................................................	(912)	(7,201)
(Increase) decrease in inventories .............................................................	6,534	(22,039)
Decrease in current liabilities .....................................................................	(4,747)	(10,098)
Increase in noncurrent liabilities ...............................................................	78	654
Landlord construction allowances .................................................................	1,612	4,606
Net cash used in operating activities ............................................................	(24,460)	(44,195)

Cash flows from investing activities:
Purchases of property and equipment .......................................................	(4,143)	(11,276)
Proceeds from sale of assets .......................................................................	--	575
Net cash used in investing activities ...............................................................	(4,143)	(10,701)

Cash flows from financing activities:
Net bank borrowings .....................................................................................	28,333	55,511
Increase in outstanding checks in excess of cash balances ...................	(295)	--
Proceeds from the exercise of employee stock options ..........................	2	669
Sale of stock to employee benefit plans and other ..................................	81	141
Net cash provided by financing activities ......................................................	28,121	56,321

Effect of exchange rate change on cash and cash equivalents .......................	(22)	(105)

Net increase (decrease) in cash and cash equivalents ......................................	(504)	1,320
Cash and cash equivalents at beginning of period .............................................	4,015	9,168
Cash and cash equivalents at end of period ........................................................	$3,511	$10,488

Supplemental disclosure of cash flow information:
Interest paid ...........................................................................................................	$391	$786
Income taxes paid ..................................................................................................	58	243
Non-cash investing and financing activities:
Distributions of restricted stock ........................................................................	18	1,145
Cancellations of restricted stock .......................................................................	(310)	(156)
Distribution of director fees ...............................................................................	50	60

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

General

In the opinion of management of The Bombay Company, Inc., a Delaware corporation (the “Company” or“Bombay”), the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim financial statements. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes to the Company’s audited consolidated financial statements for the fiscal year ended January 28, 2006 (included in the Company’s Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on April 20, 2006).

The information set forth in these statements may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year. Seasonal fluctuations in retail sales have historically resulted in increased profitability in the fiscal quarter that includes the holiday selling season.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. Fiscal 2006 is a 53-week period ending on February 3, 2007, with the fourth quarter containing 14 weeks.

Capital Resources and Liquidity

We have historically financed our operations through operating capital, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital facilities. Over the past three fiscal years, we have made substantial investments of capital, and for the past two fiscal years have experienced operating losses. Although these factors have reduced our cash balances from historical levels, as of July 29, 2006, the Company has $3.5 million in cash and cash equivalents, bank borrowings of $28.3 million and $25.9 million of availability under the existing credit facility for additional letters of credit or borrowings. The Company plans to use available cash and cash equivalents, cash flow from operations and cash available under our existing and any expanded credit facilities, as well as potential additional liquidity that might be obtained by selling or otherwise monetizing the Company-owned office building or through other external resources, to finance our operations and expected capital requirements during Fiscal 2006.

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

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(as adjusted)		(as adjusted)
Numerator
Net loss ...............................................................	$(19,921)	$(9,352)	$(35,474)	$(17,321)
Denominator for basic and diluted loss per share:
Average common shares outstanding ...........	36,110	36,220	36,020	36,080
Basic and diluted loss per share ....................	$(0.55)	$(0.26)	$(0.98)	$(0.48)

The Company reported a net loss during each of the periods presented. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding, including those shares for which the exercise price of such options and warrants was greater than the average market price per share of common stock for the respective periods at each of the periods then ended (in thousands):

	Period Ended
	July 29,	July 30,
	2006	2005
Stock options ...............................................................	4,269	3,240
Unvested restricted stock ..........................................	97	--
Deferred director stock units ......................................	106	67
Total ................................................................................	4,472	3,307

(2)	Adjustment to Previously Issued Financial Statements

During the fourth quarter of Fiscal 2005, we elected early adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“FSP FAS 13-1”) which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We elected early adoption and chose to retrospectively apply FSP FAS 13-1 to prior years’ consolidated financial statements for enhanced comparability with peers and consistency of internal treatment for all properties. The retrospective application includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The effects of these adjustments were as follows (in thousands):
	As of July 30, 2005
	As Reported	Impact of Restatement	As Restated
Consolidated Balance Sheet
Property and equipment, net .......................................................................	$94,994	$(5,180)	$89,814
Other assets ..................................................................................................	10,660	1,901	12,561
Total assets ...................................................................................................	318,208	(3,279)	314,929
Accum. other comprehensive income .....................................................	1,042	8	1,050
Retained earnings .......................................................................................	56,364	(3,287)	53,077
Total stockholders’ equity .........................................................................	166,213	(3,279)	162,934
Total liabilities & stockholders’ equity ......................................................	318,208	(3,279)	314,929

	Three Months Ended July 30, 2005
	As Reported	Impact of Restatement	As Restated
Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs.................................................................................	$102,448	$(27)	$102,421
Loss before income taxes ............................................................................	(13,336)	27	(13,309)
Income tax benefit .......................................................................................	(3,965)	8	(3,957)
Net loss .........................................................................................................	(9,371)	19	(9,352)
Basic loss per share ...................................................................................	$(0.26)	--	$(0.26)
Diluted loss per share .................................................................................	$(0.26)	--	$(0.26)

	Six Months Ended July 30, 2005
	As Reported	Impact of Restatement	As Restated
Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs ................................................................................	$197,701	$(80)	$197,621
Loss before income taxes ...........................................................................	(26,849)	80	(26,769)
Income tax benefit .......................................................................................	(9,478)	30	(9,448)
Net loss .........................................................................................................	(17,371)	50	(17,321)
Basic loss per share ....................................................................................	$(0.48)	--	$(0.48)
Diluted loss per share ...................................................................................	$(0.48)	--	$(0.48)

(3)	Stock-Based Compensation Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the statement of operations over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

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

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized beginning January 29, 2006 included compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that were unvested at the date of adoption. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS No. 123R during Fiscal 2006 resulted in share-based compensation expense of approximately $320,000 or $0.01 per share for both basic and diluted loss per share in the second quarter and $498,000 or $0.01 per share for the year-to-date period.

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards during the three and six month periods ended July 30, 2005 are presented in the following table.

(In thousands, except per share data)	Three Months	Six Months
	(as adjusted)	(as adjusted)
Net loss as reported .......................................................................................................................	$(9,352)	$(17,321)
Stock-based employee compensation expense included in reported net income, net of related tax effects ............................................................................................................................	240	386
Fair value based compensation expense, net of tax ..................................................................	(622)	(1,107)
Net loss, pro forma ........................................................................................................................	$(9,734)	$(18,042)

Basic loss per share, as reported ..................................................................................................	$(0.26)	$(0.48)
Pro forma under SFAS 123 .............................................................................................................	$(0.27)	$(0.50)

Stock Options

The fair value of stock options granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three and six month periods indicated.

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Risk free interest rate ...................................................	5.0%	4.1%	4.8%	4.3%
Expected term (in years) .............................................	6.5	6.0	6.2	6.0
Expected volatility ......................................................	61.8%	64.1%	62.6%	64.1%
Expected dividend yield ............................................	--	--	--	--
Weighted average fair value of options granted ....	$1.41	$3.24	$1.80	$2.99

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

The unamortized fair value of stock options as of July 29, 2006 was $1.6 million which is expected to be recognized over the weighted-average remaining period of 1.1 years.

The following table summarizes stock option activity during the six-months ended July 29, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock options	Shares	Price	Term (years)	Value
	(In thousands)			(In thousands)
Outstanding at January 28, 2006 .....	3,168	$5.52
Granted ...............................................	1,469	$2.87
Exercised ...........................................	1	$3.21		$3
Forfeited or expired .........................	367	$3.65
Outstanding at July 29, 2006 .........	4,269	$4.76	6.5	$20,325

Exercisable at July 29, 2006 .............	3,009	$5.57	6.6	$16,766

 The aggregate intrinsic value in the table above is based on the fair market value on the grant date for outstanding and exercisable shares at July 29, 2006 and based on the fair market value on the exercise date for exercised shares.

Restricted Stock

The unamortized fair value of restricted stock as of July 29, 2006 was $0.2 million, which is expected to be recognized over the weighted-average remaining period of 1.3 years. The following table summarizes restricted stock activity during the second quarter of Fiscal 2006 (shares in thousands):

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2006 ....................	514,274	$6.25
Granted ............................................................	5,000	$3.15
Vested .............................................................	363,397	$6.63
Forfeited .........................................................	59,188	$5.20
Nonvested at July 29, 2006 .........................	96,689	$5.33

The total fair value of shares of restricted stock vested during the second quarter was $2,409,350.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(4)	Comprehensive Loss

Comprehensive loss for the three and six-months ended July 29, 2006 and July 30, 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(as adjusted)		(as adjusted)
Net loss ...............................................................	$(19,921)	$(9,352)	$(35,474)	$(17,321)
Foreign currency translation adjustments ......	(136)	249	214	99
Comprehensive loss .........................................	$(20,057)	$(9,103)	$(35,260)	$(17,222)

(5)	Income Taxes

The seasonality of the business is such that the Company expects a portion of losses incurred during the first nine months of the fiscal year to be partially offset by profits during the fourth quarter. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has calculated the annual effective tax rate for the six-month period ended July 29, 2006 based upon year-to-date results and projections of the remainder of the year. For the six-month period ended July 30, 2005, the Company calculated the effective tax rate for the discrete year-to-date period as small changes in estimates of ordinary income during the second half of the year gave rise to significant changes in the rate to be applied.

We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. The income tax benefit reflected in the three and six month periods ended July 29, 2006 relates primarily to the Canadian operations, and state income taxes and result in an effective tax rate of 1.3% for the second quarter and 1.8% on a year-to-date basis.

(6) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $320,000 of compensation expense in the second quarter of Fiscal 2006 and $498,000 for year to date, and the Company expects the annual expense for Fiscal 2006 to be approximately $1.1 million.

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

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”) The EITF reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of Fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

(7) Geographic Areas

We operate primarily in one industry segment, specialty retailing. Over 93% of all revenue results from the sale of home furnishings and accessories through retail stores in the United States and Canada. The remaining portion of our revenue results from the sale of home furnishings and accessories through our wholesale operations, direct-to-customer retail operations and related shipping charges. Our wholesale and direct-to-customer operations have been immaterial to our operations and financial results to date. Long-lived assets include all non-current assets except deferred taxes.

The following table shows net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended				Six Months Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
Net revenue:
United States ..................	$104,166	85.9%	$112,404	87.8%	$206,117	85.9%	$219,586	87.8%
Canada ............................	17,110	14.1%	15,643	12.2%	33,823	14.1%	30,572	12.2%
Total ................................	$121,276	100.0%	$128,047	100.0%	$239,940	100.0%	$250,158	100.0%

	As of
	July 29, 2006		July 30, 2005
			(as adjusted)
Long-lived assets:
United States ...................................	$74,608	87.0%	$85,507	89.6%
Canada .............................................	11,130	13.0%	9,913	10.4%
Total .................................................	$85,738	100.0%	$95,420	100.0%

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(8) Commitments and Contingencies

As of July 29, 2006, we have outstanding unconditional purchase orders totaling approximately $100 million relating to the acquisition of inventory in Fiscal 2006.

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

(9) Subsequent Events - Amendment to Credit Facility

On August 31, 2006, the Company entered into an agreement with its lenders which amends its secured credit agreement and provides for the following:
•
extends the seasonal advance rate period, during which time the rate at which the bank is willing to advance funds against inventory increases, such that the seasonal advance rate period begins September 15 rather than October 15;

•
provides for an incremental facility, calculated as the lesser of $7.5 million or 95% of appraised value of the Company’s eligible inventory during the periods from Sept 15, 2006 to Dec 15, 2006 and Sept 15, 2007 to Dec 15, 2007;

•	upon activation of the incremental facility, increases the interest rate charged on the entire facility by 25 basis points throughout the term of each incremental period;
•	permits the inclusion of certain Canadian in-transit inventory in the calculation of the borrowing base; and
•
modifies the provision relating to the $50 million accordion feature, which the Company does not currently have plans to utilize, such that it is an option subject to full underwriting, approval and successful syndication rather than a commitment by the lenders.

In addition, we have entered into an agreement with the agent bank that provides for a real estate loan of up to $10 million, with an advance rate of 60% of the fair market value of the Company’s owned real estate, which will serve as collateral for the facility. Advances under the real estate loan shall be applied to the existing revolver balance under the senior facility to create availability. The real estate loan bears interest at London Interbank Offered Rate plus 2.25%. Based upon the current real estate appraisal, the Company expects availability under the credit facility to increase by approximately $6.3 million.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of the Company’s Fiscal 2005 Annual Report on Form 10-K/A.

Retrospective Application of New Accounting Pronouncement

During the fourth quarter of Fiscal 2005, we elected early adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“FSP FAS 13-1”) which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We elected early adoption and chose to retrospectively apply FSP FAS 13-1 to prior years’ consolidated financial statements for enhanced comparability with peers and consistency of internal treatment for all properties. The retrospective application includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. For additional information with respect to these adjustments as they relate to the quarter ended July 30, 2005, see Note 2 to the accompanying consolidated financial statements.

General

The Company designs, sources and markets a unique line of fashionable home accessories, wall décor and furniture through 472 retail locations in 40 states in the United States and eight Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms “our”, “we”, “us”, “Bombay” and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

Bombay has three distinct retail concepts leveraging the Bombay brand: Bombay, BombayKIDS and Bombay Outlet. Bombay stores feature timeless and classically styled home furnishings including accessories, wall décor and furniture focusing on the bedroom, the home office, the dining room and the living room. BombayKIDS, our children’s home furnishings business, features a line of children’s furniture, textiles and accessories for children’s bedrooms and bathrooms. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay and BombayKIDS product as well as merchandise produced for our former wholesale operation.

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

During the second quarter, the Company hired a new chief executive officer under whose direction, the Company is undertaking a plan designed to return the Company to positive cash flow and strengthen operations to attract customers and drive sales and margins. Toward this end, the following actions were initiated during the second quarter.

•
Selling unproductive and often old inventory from our stores and distribution system - In order to reduce undesirable inventory that was not consistent with the future direction and to generate cash flow, the Company undertook an aggressive clearance sale during the June/July timeframe. The revenue generated by the sale helped reduce inventory levels which were higher than planned due in part to soft sales during May and the first half of June.

•
Strengthening our store merchandise presentation - The Company modified its store merchandise presentation approach to be more customer friendly and understandable by realigning rooms for a more logical product adjacency. During Fiscal 2005, the Company updated its store presentation to a lifestyle presentation with products shown in a rooms setting as opposed to the category presentation previously used. In order to better showcase the product and improve the customer shopping experience, the rooms presentation rolled out during early August has been refined to show like product in close proximity which enables the customer to easily compare “good, better, best” offerings. In addition, aisles have been widened to enable the customer to shop the store with greater ease.

•
Developing in-store presentations designed to increase velocity of core items - Reestablishing category dominance in those signature items for which Bombay has been known is a critical component of the plan. Store presentations have been redesigned to focus on key categories, including occasional furniture, jewelry boxes, and memorabilia boxes. We are streamlining the SKU count, focusing on the most productive items and editing the assortment to help better manage in-stock availability on key volume drivers and reduce clutter. We expect that the achievement of these changes will take several months.

•
Strengthening the merchandise buy for the second half of the year in key categories - To support the focus on signature items, on-order quantities of key items and categories were increased to help ensure that we have adequate inventory in those areas to support sales goals for the second half of Fiscal 2006.

On a longer term basis, in order to accelerate the return to positive cash flow, we have identified four initiatives designed to save approximately $31 million on an annual basis, in addition to the store closings previously announced. These initiatives include the following:

•
Reducing head office overhead cost through headcount reductions and strong expense control - Actions were taken during the second quarter and in the early part of the third quarter to eliminate approximately 60 home office positions and related expenses. The estimated savings as a result of the changes is approximately $7 million on an annual basis. The total costs of the headcount reductions are estimated to be approximately $1.5 million, of which $0.8 million of expense was incurred during the second quarter. The remainder is expected to be incurred during the third quarter.

•
Refocusing marketing and eliminating unproductive print advertising - The plan for the remainder of Fiscal 2006 calls for replacing unproductive print advertising with more targeted marketing that leverages the strengths of our mall and off-mall locations. We will focus on in-store signage and inviting windows to take advantage of mall traffic. Direct mail campaigns, including catalogs and postcards, will focus more on off-mall locations - reaching out to customers who may be unaware of our new locations as we have moved from mall to off-mall in many markets in recent years. We will continue to leverage our Internet channel and the use of email campaigns which have had favorable response rates, to drive traffic to our stores. As a result, the Company expects to reduce its marketing cost by approximately $6 million during the second half of Fiscal 2006.

•
Converting our BombayKIDS operations to core assortments - Currently, we have 60 BombayKIDS stores, 56 of which are part of a “combination” store that has a Bombay core store adjacent to it with a pass through between the two concepts. Over the next 12 to 18 months, we plan to convert square footage currently occupied by BombayKIDS to the core assortment in order to improve the overall productivity and cash flow of the store. We expect to make an orderly transition between the assortments - focusing to maximize inventory value where possible during the conversion of approximately 20 stores during the second half of Fiscal 2006. The remaining stores will be converted during Fiscal 2007. We expect the change to result in an improved focus on returning the core operations to profitability and eliminating the BombayKIDS operation which during Fiscal 2005 lost approximately $4.2 million at store level before overhead allocations. Additionally, we will eliminate expenditures for dedicated BombayKIDS marketing of approximately $3 million.

•
Reducing discretionary in-store markdowns - Enhanced compliance in our field organization with policies restricting the individual store’s ability to adjust product pricing is expected to result in savings of approximately $11 million.

To attract customers and drive sales and margins, we will focus our efforts on returning to our heritage and capitalize on the niche that Bombay occupies in the specialty home furnishings area - namely providing traditional and classically styled home furniture and accessories with a great value proposition. We plan to leverage the strengths of our mall and off-mall store networks, improve the effectiveness of our marketing, focus our product assortment, improve store execution and drive growth through the bombaycompany.com website.

We believe there is an opportunity to dramatically drive performance by recognizing the difference between the two store networks and capitalizing on the strengths of each. Our larger stores in the off-mall locations lend themselves to be more appropriate for selling large furniture pieces and higher ticket items that require more selling and interaction with the customer. The larger products also involve more complexities surrounding delivery to the customer, and off-mall locations are in a better position to offer those solutions.

With respect to mall stores, we need to focus our assortment more on “take-with” items that provide “instant gratification” for our customer. Smaller items with strong margins, low or no delivery costs, involving less selling and more self service become central to the assortment.

During the past few years, the Company has been repositioning its real estate portfolio by moving from high cost mall to lower cost off-mall locations. We continue to be encouraged by the results of the store migration. In addition to being more convenient for customers and suitable for the sale of large items, such locations typically have lower cost structures, both from a fixed rent perspective and for other common area expenses billed by landlords. On an annual basis, off-mall stores in the aggregate have consistently delivered four-wall profits that are 350 to 450 basis points higher than the mall-based stores while maintaining or growing the average sales volumes of the mall stores that they replaced. The Company expects to continue migrating stores to off-mall locations as leases expire when economically viable relocation sites can be identified until an appropriate mix of mall and off-mall locations is achieved. The Company intends to maintain a portfolio of stores that includes both mall and off-mall locations in the U.S. and Canada.

The following table reflects the comparative real estate portfolio at each fiscal period end:

	July 29, 2006		January 28, 2006		July 30, 2005
	Units	% of total	Units	% of total	Units	% of total
Mall ...........................	213	45%	235	47%	248	50%
Off-mall ....................	215	46	215	43	199	40
Outlet .......................	44	9	48	10	48	10
Total ........................	472	100%	498	100%	495	100%

During the second quarter of Fiscal 2006 we opened three stores and closed a total of 13 stores, including seven stores that were underperforming. During the remainder of the fiscal year, we expect to see an increase in the number of stores closed that were in the underperforming category. We will continue to assess closing opportunities and presently expect to close 30 to 35 stores during the second half of the fiscal year, with the majority of the closings occurring after the holiday period. During that same timeframe, we expect to open 13 stores as we continue to migrate from mall to off-mall. In addition, we expect to convert approximately 20 of our combination stores to enlarged core stores - replacing much of the BombayKIDS assortment with an expanded offering of our core Bombay product in a less cluttered setting. Previously, BombayKIDS and core stores were counted separately in the reporting of our store count. As we transition the stores to large core stores, we will reduce the store count accordingly although the total square footage will not change. After giving effect to converting approximately 20 BombayKIDS stores, we expect to end the year with approximately 430 to 435 stores.

Results of Operations

Quarters Ended July 29, 2006 and July 30, 2005

Net revenue consists of sales to retail customers through stores, mail order and Internet, and wholesale sales to our international licensees and, during Fiscal 2005, through Bailey Street as well as shipping fees and other revenue. Shipping fees include revenue from customers for delivery of merchandise. Other revenue includes royalties and territory fees from our international licensees.

	Three Months Ended
Net revenue (in millions)	July 29, 2006	July 30, 2005
Retail sales .............................................................	$118.6	$123.0
Wholesale sales ...................................................	0.6	3.9
Shipping revenue ................................................	2.0	1.0
Other revenue ......................................................	0.1	0.1
Total revenue ......................................................	$121.3	$128.0

Net revenue decreased 5.2% to $121.3 million for the quarter ended July 29, 2006 from $128.0 million for the quarter ended July 30, 2005. Retail sales decreased $4.4 million or 3.6% from the previous year due to a decline in same store sales of approximately 3.0% for the quarter as well as a decrease in store count as we rationalize our store base. On a geographic basis, same store sales in Canada were slightly positive while stores in the Southern and Midwestern regions of the United States had low single-digit declines in same store sales. Stores in the Northeast and West Coast regions of the United States experienced same store sales declines in the range of 9 to 10% for the quarter.

During the quarter, we opened three stores and closed 13 stores. The closed stores include one BombayKIDS store in which space was converted to Bombay core store square footage. During this same time frame, we converted one core store to an outlet store. Sales from stores opened less than twelve months contributed $6.4 million during the quarter, which partially offset the $9.7 million of revenue last year from stores that were closed stores over the past twelve months. Our direct-to-customer business, driven primarily by Internet sales, increased 59% to $5.9 million in the second quarter compared to $3.7 million in the prior year period.

Wholesale sales declined due to the sale of the assets of Bailey Street Trading Company operations, which were sold during Fiscal 2005 and generated $3.3 million in sales and added marginally to profit during the period. Shipping revenue increased due to increases in Internet sales as well as an increase in store-based sales of larger furniture pieces for which the customer pays delivery charges.

The following table outlines the sales mix by product category for the three-month periods ended July 29, 2006 and July 30, 2005:

	Three Months Ended
Sales mix:	July 29, 2006	July 30, 2005
Large furniture .......................................................	29%	29%
Occasional furniture .............................................	15	18
Accessories ..........................................................	39	37
Wall decor ............................................................	17	16
Total revenue ......................................................	100%	100%

The decline in occasional furniture resulted in part from the sale of Bailey Street in Fiscal 2005, which focused primarily on sales of small occasional pieces. Accessory sales increased as a percentage of the total due to strength in functional accessories and textiles during the summer clearance sale. The average ticket increase of 5.5% during the second quarter resulted primarily from the shift in the mix as well as slight increase in average unit retail prices. Total transactions, including those from new stores, declined 8.7% compared to the prior year.

Cost of sales, including buying and occupancy costs, was $101.5 million for the second quarter of Fiscal 2006 compared to $102.4 million for the same period last year. Gross margin for the quarter declined 370 basis points compared to the prior year period, primarily attributable to a 340 basis point decline in product margin. The decline in product margin was related to a larger portion of sales being generated by promotional activity particularly during the back half of the quarter when we aggressively cleared to ensure that we met targeted inventory levels following a weak Mothers Day and Fathers Day and to reposition the assortment for the fall selling season. Additionally product margins were adversely affected by the deleveraging of fixed logistics costs against a declining base of sales. Buying and store occupancy costs decreased $1.0 million to $27.2 million from $28.2 million due to the lower store count and lower costs in off-mall locations, but increased to 22.4% of revenue from 22.1% of revenue as a result of lower same-store sales.

Selling, general and administrative (“SG&A”) expenses increased $0.5 million to $39.5 million, or 32.6% of revenue in the second quarter of Fiscal 2006, compared to $39.0 million, or 30.4% of revenue, for the comparable period of the prior year.

Marketing and visual merchandising costs increased approximately $0.8 million or 100 basis points due in large part to costs associated with a direct response TV campaign that ran during late May and early June as we invested in marketing to reach new customers. Similarly, SG&A expenses associated with the direct-to-customer channel increased $0.3 million due to the higher volumes generated in the Internet operations resulting in higher hosting expenses.

Corporate office administrative expenses increased $1.1 million which includes approximately $0.8 million of severance related to the separation of four members of senior management as a result of efforts to reduce infrastructure costs. Current year results include $0.2 million of stock option expense recorded during the second quarter.

These increases were partially offset by a $1.6 million decrease in store level SG&A expenses compared to the second quarter of the prior year. The decline relates primarily to lower store payroll and payroll related costs due to a reduction in store count, lower revenues and tight controls over expenses.

For the quarter ended July 29, 2006, interest expense was $458,000 and interest income was $16,000, compared to $527,000 of interest expense and $9,000 of interest income in the second quarter of Fiscal 2005. Average borrowings during the quarter were $15.4 million lower than the same quarter of the prior year due to lower inventory levels. Interest rate increases due to the increase in prime lending rate partially offset a portion of the savings.

For the second quarter of Fiscal 2006, the Company recorded an income tax benefit of $0.3 million compared to $3.9 million in the second quarter of Fiscal 2005. The income tax benefit reflected in the second quarter of Fiscal 2006 relates primarily to the Canada operations and results in an effective tax rate of 1.3%. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. During the second quarter of Fiscal 2005, a tax benefit was provided at an effective tax rate that assumed that tax benefits would be realized for both U.S. and Canadian operations.

Six Months Ended July 29, 2006 and July 30, 2005

Net revenue consists of sales to retail customers through stores, mail order and Internet, and wholesale sales to our international licensees and, during Fiscal 2005, through Bailey Street as well as shipping fees and other revenue. Shipping fees include revenue from customers for delivery of merchandise. Other revenue includes royalties and territory fees from our international licensees.

	Six Months Ended
Net revenue (in millions)	July 29, 2006	July 30, 2005
Retail sales ............................................................	$234.1	$240.1
Wholesale sales ..................................................	1.9	7.4
Shipping revenue ...............................................	3.7	2.5
Other revenue .....................................................	0.2	0.2
Total revenue .....................................................	$239.9	$250.2

Net revenue decreased 4.1% to $239.9 million for the six-months ended July 29, 2006 from $250.2 million for the period ended July 30, 2005. Retail sales decreased $6.0 million or 2.5% from the previous year due to a decline in same store sales of approximately 2.1% for the six months as well as a decrease in store count. On a geographic basis, same store sales in Canada and in the Southern region of the United States were flat to slightly positive. Stores in the Midwestern region of the United States had low single-digit declines in same store sales while stores in the Northeast and West Coast regions of the United States experienced same store sales declines in the mid to high single-digit range for the year-to-date period.

During the first half of Fiscal 2006, we opened seven stores and closed 33 stores. Included in the closings is one BombayKIDS store in which space was converted to Bombay core store square footage. During this same time frame, we converted one core store to an outlet store. Sales from stores opened less than twelve months contributed $14.6 million during the period, which partially offset the $21.7 million of revenue last year from stores that were closed stores over the past twelve months. Sales from our direct-to-customer business, driven primarily by Internet sales, increased 39% to $11.2 million in the six-months ended July 29, 2006 compared to $8.0 million in the prior year period.

Wholesale sales declined due to the sale of the assets of Bailey Street Trading Company operations, which were sold during Fiscal 2005 and generated $6.4 million in sales. Shipping revenue increased due to increases in Internet sales as well as an increase in store-based sales of larger furniture pieces for which the customer pays delivery charges.

The following table outlines the sales mix by product category for the six-month periods ended July 29, 2006 and July 30, 2005:

	Six Months Ended
Sales mix:	July 29, 2006	July 30, 2005
Large furniture ......................................................	33%	31%
Occasional furniture ...........................................	16	19
Accessories .........................................................	35	34
Wall decor ...........................................................	16	16
Total revenue .....................................................	100%	100%

The decline in occasional furniture resulted in part from the sale of Bailey Street, which focused primarily on sales of small occasional pieces. Large furniture sales increased due to the change in sales mix and growth in the outlet and BombayKIDS furniture categories. The average ticket increase of 10% during the period resulted primarily due to an increase in average unit retail prices in all categories and, to a lesser extent, a shift in the mix toward large furniture pieces. Total transactions, including those from new stores, declined 11% compared to the prior year.

Cost of sales, including buying and occupancy costs, was $196.1 million for the six-months ended July 29, 2006 compared to $197.6 million for the corresponding period of the prior year. Gross margin for the period declined 270 basis points compared to last year, primarily attributable to a 250 basis point decline in product margin due to higher levels of promotional activity and a deleveraging of fixed logistics costs. Buying and store occupancy costs were $55.4 million or 23.1% of revenue compared to $56.9 or 22.8% of revenue, a decrease of $1.6 million due primarily to the lower store count and lower costs in off-mall locations.

SG&A expenses increased $0.3 million to $79.3 million, or 33.1% of revenue in the six-months ended July 29, 2006, compared to $79.0 million, or 31.6% of revenue for the comparable period of the prior year.

Marketing and visual merchandising costs increased approximately $1.3 million or 80 basis points as we have continued to invest in marketing to reach new customers, including investments in direct response TV and in our direct-to-customer channel. Similarly, SG&A expenses associated with the direct-to-customer channel increased $0.5 million due to the higher volumes generated in the Internet operations resulting in higher hosting expenses.

Corporate office SG&A increased $0.3 million or 40 basis points due to recording $0.8 million of executive severance costs associated with streamlining the organization and $0.4 million of stock option expense partially offset by lower professional services fees resulting from non-recurring costs incurred in connection with the merchandise strategy study conducted in the first half of Fiscal 2005.

These increases were partially offset by lower store level, SG&A expenses which decreased $1.9 million but were flat as a percentage of revenue compared to the prior year period. The decline was related to lower costs that vary directly with sales and store count such as payroll, credit card fees and supplies.

For the six-months ended July 29, 2006, interest expense was $697,000 and interest income was $48,000, compared to interest expense of $847,000 and interest income of $17,000 in the six-months ended July 30, 2005. The reduction in interest expense is the result of $12.3 million reduction in average weekly borrowing levels due primarily to lower inventory during the period partially offset by higher interest rates.

For the six-months ended July 29, 2006, the Company recorded an income tax benefit of $0.7 million compared to $9.4 million in the six-months ended July 30, 2005. The income tax benefit reflected in the period relates primarily to the Canadian operations and results in an effective tax rate of 1.8%. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. For the six months ended July 30 2005, a tax benefit was provided at an effective tax rate of 35.3%, which assumed that tax benefits would be realized for both U.S. and Canadian operations.

Liquidity and Capital Resources

The primary source of liquidity and capital resources has been cash flows from operations and a line of credit. We have a secured, revolving credit agreement with a group of banks, with an aggregate commitment of up to $125 million for working capital, inventory financing and letter of credit purposes. The available commitment under the facility is limited to a borrowing base generally comprised of 73% of eligible U.S. inventory and 75% of eligible Canadian inventory, and 85% of receivables, as defined in the credit agreement and with seasonal and reserve adjustments. At July 29, 2006, the available commitment was $63.4 million. The Company had $28.3 million in the form of borrowings and another $9.2 million in letters of credit, with $25.9 million available for borrowings or additional letters of credit. The credit facility expires September 15, 2009.

In August 2006, the Company entered into an agreement with the banks which serves to amend its credit facility thereby providing additional liquidity during the peak borrowing period through, among other things, the addition of an incremental facility available during the period when holiday inventory levels build and a facility, collateralized by the Company’s Fort Worth, Texas headquarters, which can be used to supplement availability under the revolving credit agreement. We are taking action to reduce operating expenses and reducing capital expenditures, where appropriate. Additionally, investments in our supply chain have given us greater visibility to our inventory and allowed us to manage with a reduced level of inventory thus freeing up working capital. Management believes that, within a reasonable range of sales performance, cash flow from operations combined with existing amounts available under our amended revolving credit facility and additional amounts available from the headquarters real estate facility will be sufficient to fund our needs during the balance of the fiscal year. In the event that sales environment is more difficult than anticipated, we may be required to seek alternate sources of external financing to meet peak borrowing needs.

During the first six months of Fiscal 2006, cash flow utilized by operating activities was $24.5 million compared to $44.2 million during the first six months of Fiscal 2005. The increase in the operating loss has been offset by declines in inventory, net of payables, due largely to changes in the timing of the inventory receipts as last year’s levels were higher than normal due to the major change in the store presentation and assortment in summer 2005.

Cash flows used in investing activities declined by $6.6 million from $10.7 million last year to $4.1 million for the first six months of this fiscal year. Fewer new store openings and migrations to off-mall locations as well as a decline in the expenditures relating to distribution center expansions and systems are the primary reasons for the decline in capital expenditures as we tightly control cash.

Cash flow provided by financing activities was $28.1 million during the six months ended July 29, 2006 compared to $56.3 million for the six months ended July 30, 2005, due to a decline in borrowings under the Company’s credit facility resulting from lower inventory levels. For the full fiscal year we estimate capital expenditures, net of landlord allowances, will be approximately to be $11 to $13 million as we address expiring store leases and continue the migration of our stores from mall to off-mall locations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $320,000 of compensation expense in the second quarter of Fiscal 2006 and $498,000 for the year to date, and the Company expects the annual expense for Fiscal 2006 to be approximately $1.1 million.

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

In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”) The EITF reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of Fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from fluctuations in interest rates as they impact our short-term borrowings and investments. At July 29, 2006, the Company had borrowings of $28.3 million under its credit facility. For the six months ended July 29, 2006, average borrowings under the facility were $20.8 million. If interest rates changed by 100 basis points, the Company’s interest expense on the average borrowing balances would change by approximately $103,000 for the six month period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2006 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

The difficulty experienced during Fiscal 2005 in the specialty hardlines sector, particularly as it relates to retailers selling lower priced and moderately priced merchandise, has continued into the first half of Fiscal 2006. As a result, during the first half, we experienced a decline in revenue, an increase in operating losses and used cash in operations. Depending on the magnitude and duration of the downturn, cash flow from operations and funds available through the Company’s expanded credit facility and potential additional amounts that might be available may be insufficient to cover working capital needs required to execute our strategy. As a result, we might need to raise additional funds through external sources, and we cannot provide assurance that additional sources of funds would be available to us on terms acceptable to us or at all. If adequate funds were not available, our operating flexibility could be significantly impaired.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on June 22, 2006.

(b)	Directors elected to hold office are listed in the Company’s Definitive Proxy Statement, filed with the Commission on May 16, 2006 and incorporated herein by reference.

Class C Directors elected:	Paul V. Higham and Nigel Travis
Continuing directors:	David B. Stewart, Susan T. Groenteman, Laurie M. Shahon, Paul J. Raffin, Julie L. Reinganum, Bruce R. Smith, Paul V. Higham and Nigel Travis

(c)	The following items were subject to a vote of the shareholders.

(i)	Election of Class C Directors:

Name	For	Withheld
Paul V. Higham	27,831,962	5,848,043
Nigel Travis	27,974,424	5,705,581

(ii)	Approval of the 2006 Non-Employee Director Stock Payment Plan:

For	Against	Abstain
14,842,807	6,258,585	68,955

(iii)	Approval of the 2006 Employee Stock Incentive Plan

For	Against	Abstain
12,753,679	8,335,045	81,624

Item 6. Exhibits

(a) The Exhibits filed as a part of this report are listed below.

Exhibit No.       Description

    10(a)                                   Second Amendment to Loan and Security Agreement
                                                Dated August 31, 2006
10(b)                                   Second Amended and Restated Note
10(c)                                   Real Property Note
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

THE BOMBAY COMPANY, INC.
(Registrant)

Date: September 6, 2006                                                                 /S/ DAVID B. STEWART
                                                                                                           David B. Stewart
                                                                                                                   Chief Executive Officer

       Date: September 6, 2006                                                                   /S/ ELAINE D. CROWLEY
                                                                                                                   Elaine D. Crowley
Senior Vice President, Chief
Financial Officer and Treasurer