Form 10-Q
period 2006-12-06
BOMBAY COMPANY INC
filed 2006-12-06
CIK 96287

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
       ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at December 6, 2006
Common stock, $1 par value	36,374,292

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended October 28, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page No.

Item
1. Financial Statements (Unaudited)	3-14
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-14

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24
General	15-16
Executive Summary	16-18
Results of Operations	19-22
Liquidity and Capital Resources	22-23
Recent Accounting Pronouncements	23-24

3. Quantitative and Qualitative Disclosures About Market Risk	25

4. Controls and Procedures	25

PART II - OTHER INFORMATION

1. Legal Proceedings	26

1A. Risk Factors	26

4. Submission of Matters to a Vote of Security Holders	27

6. Exhibits	27

7. Signatures	28

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
		(as adjusted)		(as adjusted)

Net revenue	$108,220	$128,062	$348,160	$378,220
Costs and expenses:
Cost of sales, buying and store
occupancy costs	86,683	96,842	282,810	294,463
Selling, general & administrative expenses	36,722	40,895	116,025	119,931

Operating loss	(15,185)	(9,675)	(50,675)	(36,174)
Gain on sale of assets	--	4,130	--	4,690
Interest expense, net	(815)	(970)	(1,464)	(1,800)

Loss before income taxes	(16,000)	(6,515)	(52,139)	(33,284)
Income tax benefit	(376)	(2,160)	(1,041)	(11,608)
Net loss	($15,624)	($4,355)	($51,098)	($21,676)

Net loss per basic & diluted share	($0.43)	($0.12)	($1.42)	($0.60)

Avg. common shares outstanding	36,253	36,349	36,098	36,169

                                               The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 28,	January 28,	October 29,
	2006	2006	2005
ASSETS			(as adjusted)
Current assets:
Cash and cash equivalents	$3,718	$4,015	$7,688
Inventories	151,717	128,719	176,302
Other current assets	17,604	14,846	32,521
Total current assets	173,039	147,580	216,511

Property and equipment, net	81,778	84,651	89,601

Deferred taxes	488	456	11,848
Goodwill, net	423	423	423
Other assets	3,981	5,631	5,079
Total assets	$259,709	$238,741	$323,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$69,062	$--	$62,218
Accounts payable and accrued expenses	29,982	29,176	31,669
Gift certificates redeemable	8,541	9,224	8,042
Accrued payroll and bonuses	4,028	6,219	3,134
Accrued insurance	5,813	5,178	4,997
Customer deposits	6,410	4,526	8,995
Current portion of accrued rent	4,011	3,871	3,905
Other current liabilities	5,809	5,834	3,301
Total current liabilities	133,656	64,028	126,261

Accrued rent and other long term liabilities	39,838	38,976	37,462

Stockholders' equity:
Preferred stock, $1 par value,
1,000,000 shares authorized	--	--	--
Common stock, $1 par value, 50,000,000
shares authorized, 38,149,646 shares issued	38,150	38,150	38,150
Additional paid-in capital	80,196	79,817	79,910
Retained earnings (deficit)	(27,158)	23,669	48,724
Accumulated other comprehensive income	2,154	2,077	1,683
Common shares in treasury, at cost, 1,776,202;
1,715,066 and 1,788,078 shares, respectively	(7,127)	(7,038)	(7,338)
Deferred compensation	--	(938)	(1,390)
Total stockholders' equity	86,215	135,737	159,739

Total liabilities and stockholders' equity	$259,709	$238,741	$323,462

                                                The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	October 28,	October 29,
	2006	2005
		(as adjusted)
Cash flows from operating activities:
Net loss	($51,098)	($21,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,784	14,274
Stock-based compensation expense	1,307	1,178
Gain on sale of assets	--	(4,690)
Amortization of landlord construction allowances and other	(2,709)	(3,224)
Change in assets and liabilities:
Increase in inventories	(22,668)	(30,706)
Increase in other assets	(2,629)	(9,849)
Increase (decrease) in current liabilities	88	(6,247)
Increase in noncurrent liabilities	427	703
Landlord construction allowances	3,197	6,546
Net cash used in operating activities	(60,301)	(53,691)

Cash flows from investing activities:
Purchases of property and equipment	(9,143)	(16,347)
Proceeds from sale of assets	3	5,996
Net cash used in investing activities	(9,140)	(10,351)

Cash flows from financing activities:
Net short-term borrowings	69,062	62,218
Increase in outstanding checks in excess of cash balances	33	--
Proceeds from the exercise of employee stock options	3	671
Sale of stock to employee benefit plans and other	83	145
Net cash provided by financing activities	69,181	63,034

Effect of exchange rate change on cash and cash equivalents	(37)	(472)

Net decrease in cash and cash equivalents	(297)	(1,480)
Cash and cash equivalents at beginning of period	4,015	9,168
Cash and cash equivalents at end of period	$3,718	$7,688

Supplemental disclosure of cash flow information:
Interest paid	$1,254	$1,639
Income taxes paid	71	327
Non-cash investing and financing activities:
Distributions of restricted stock	73	1,368
Cancellations of restricted stock	(328)	(156)
Distribution of director fees	59	132

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

The information reflects all adjustments (consisting of only normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year. Seasonal fluctuations in retail sales have historically resulted in increased profitability in the fiscal quarter that includes the holiday selling season.

The Company has a retail (52-53 week) fiscal year which ends on the Saturday closest to January 31. Fiscal 2006 is a 53-week fiscal year ending on February 3, 2007, with the fourth quarter containing 14 weeks. Fiscal 2005 was a 52-week fiscal year.

Capital Resources and Liquidity

We have historically financed our operations through operating capital, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital facilities. Over the past three fiscal years, we have made substantial investments of capital, and for the past two fiscal years and for the first nine months of the current fiscal year have experienced operating losses, all of which have reduced our cash balances from historical levels. During the third quarter of this year, the Company entered into a new five year credit facility that significantly increases our liquidity as compared to that which we had with our prior facility. As of October 28, 2006, the Company has $3.7 million in cash and cash equivalents, short-term borrowings of $69.1 million and $46.2 million of availability under the existing credit facility for additional letters of credit or borrowings. The Company plans to use available cash and cash equivalents, cash flow from operations and cash available under the new credit facilities to finance our operations and expected capital requirements.

We are taking action to reduce operating expenses and capital expenditures, where appropriate. Additionally, investments in supply chain management have given us greater visibility to our inventory and allowed us to operate with a reduced level of inventory thus freeing up working capital. We believe that, within a reasonable range of sales performance, cash flow from operations combined with existing amounts available under our new credit facility, will be sufficient to fund our intermediate term needs.

Loss per Share

Basic loss per share is based upon the weighted average number of shares outstanding excluding unvested restricted stock. Diluted loss per share is based upon the weighted average number of shares outstanding excluding unvested restricted stock plus the shares that would be outstanding assuming exercise of dilutive stock options and distribution of deferred director stock units.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
		(as adjusted)		(as adjusted)
Numerator
Net loss	$(15,624)	$(4,355)	$(51,098)	$(21,676)
Denominator for basic and diluted loss per share:
Average common shares outstanding	36,253	36,349	36,098	36,169
Basic and diluted loss per share	$(0.43)	$(0.12)	$(1.42)	$(0.60)

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

	Period Ended
	October 28,	October 29,
	2006	2005
Stock options	4,079	3,289
Unvested restricted stock	113	--
Deferred director stock units	163	73
Total	4,355	3,362

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

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The effects of these adjustments were as follows (in thousands):

	As of October 29, 2005
	As Reported	Impact of Adjustment	As Adjusted
Consolidated Balance Sheet
Property and equipment, net	$95,120	$(5,519)	$89,601
Other assets	15,337	2,013	17,350
Total assets	326,968	(3,506)	323,462
Accum. other comprehensive income	1,676	7	1,683
Retained earnings	52,237	(3,513)	48,724
Total stockholders’ equity	163,245	(3,506)	159,739
Total liabilities & stockholders’ equity	326,968	(3,506)	323,462

	Three Months Ended October 29, 2005
	As Reported	Impact of Adjustment	As Adjusted
Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs	$96,504	$338	$96,842
Loss before income taxes	(6,177)	(338)	(6,515)
Income tax benefit	(2,048)	(112)	(2,160)
Net loss	(4,129)	(226)	(4,355)
Basic loss per share	$(0.11)	$(0.01)	$(0.12)
Diluted loss per share	$(0.11)	$(0.01)	$(0.12)

	Nine Months Ended October 29, 2005
	As Reported	Impact of Adjustment	As Adjusted
Consolidated Statement of Operations
Cost of sales, buying and store occupancy costs	$294,205	$258	$294,463
Loss before income taxes	(33,026)	(258)	(33,284)
Income tax benefit	(11,526)	(82)	(11,608)
Net loss	(21,500)	(176)	(21,676)
Basic loss per share	$(0.59)	$(0.01)	$(0.60)
Diluted loss per share	$(0.59)	$(0.01)	$(0.60)

(3)	Stock-Based Compensation Plans

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

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized beginning January 29, 2006 included compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that were unvested at the date of adoption. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS No. 123R during Fiscal 2006 resulted in share-based compensation expense of approximately $325,000 or $0.01 per share for both basic and diluted loss per share in the third quarter and $822,000 or $0.02 per share for the year-to-date period.

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards during the three and nine month periods ended October 29, 2005 are presented in the following table.
	Three Months	Nine Months
	(as adjusted)	(as adjusted)
Net loss, as reported	$(4,355)	$(21,676)
Stock-based employee compensation expense included in reported net income, net of related tax effects	301	682
Fair value stock-based compensation expense, net of tax effect	(600)	(1,658)
Net loss, pro forma	$(4,654)	$(22,652)

Basic loss per share, as reported	$(0.12)	$(0.60)
Pro forma loss per share under SFAS 123	$(0.13)	$(0.63)

Stock Options

The fair value of stock options granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three and nine month periods indicated.

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Risk free interest rate	4.9%	4.3%	4.8%	4.3%
Expected term (in years)	6.0	6.0	6.2	6.0
Expected volatility	62.7%	64.1%	62.6%	64.1%
Expected dividend yield	--	--	--	--
Weighted average fair value of options granted	$1.18	$2.88	$1.78	$2.98

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

The unamortized fair value of stock options as of October 28, 2006 was $1.3 million which is expected to be recognized over the weighted-average remaining period of 1.1 years.

The following table summarizes stock option activity during the nine-months ended October 28, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term (years)	Value
	(in thousands)			(in thousands)
Outstanding at January 28, 2006	3,168	$5.52
Granted	1,521	$2.84
Exercised	1	$2.92		$--
Forfeited or expired	609	$4.45
Outstanding at October 28, 2006	4,079	$4.67	4.6	$19,051

Exercisable at October 28, 2006	2,874	$5.48	4.0	$15,736

The aggregate intrinsic value in the table above is based on the fair market value on the grant date for outstanding and exercisable shares at October 28, 2006 and based on the fair market value on the exercise date for exercised shares.

Restricted Stock

The unamortized fair value of restricted stock as of October 28, 2006 was $0.2 million, which is expected to be recognized over the weighted-average remaining period of 1.2 years. The following table summarizes restricted stock activity during Fiscal 2006:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 28, 2006	514,274	$6.25
Granted	32,500	$2.16
Vested	371,647	$6.61
Forfeited	61,688	$5.27
Nonvested at October 28, 2006	113,439	$4.43

The total fair value of shares of restricted stock vested during the first three quarters of 2006 was $2,456,600.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

(4)	Comprehensive Loss

Comprehensive loss for the three and nine-months ended October 28, 2006 and October 29, 2005 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(as adjusted)		(as adjusted)
Net loss	$(15,624)	$(4,355)	$(51,098)	$(21,676)
Foreign currency translation adjustments	(137)	633	77	732
Comprehensive loss	$(15,761)	$(3,722)	$(51,021)	$(20,944)

(5)	Income Taxes

The seasonality of the business is such that the Company expects a portion of losses incurred during the first nine months of the fiscal year to be partially offset by profits during the fourth quarter. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has calculated the annual effective tax rate for the nine-month period ended October 28, 2006 based upon year-to-date results and projections of the remainder of the year. For the nine-month period ended October 29, 2005, the Company calculated the effective tax rate for the discrete year-to-date period as small changes in estimates of ordinary income during the second half of the year gave rise to significant changes in the rate to be applied.

We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the U.S. deferred tax assets. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. The income tax benefit reflected in the three and nine-month periods ended October 28, 2006 relates primarily to the Canadian operations, and state income taxes and result in an effective tax rate of 2.4% for the third quarter and 2.0% on a year-to-date basis.

(6)	Debt

On October 24, 2006, the Company entered into a five year, secured credit agreement with General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and GE Canada Finance Holding Company, as Canadian Agent. This credit agreement provides for a revolving credit facility with an aggregate commitment of up to $125 million. The facility replaces the Company’s previous $135 million secured credit facility, all indebtedness of which was repaid coincident with the closing of the new facility. The new credit facility is comprised of separate lines of credit in the United States and Canada, with separate availability bases. The United States and Canadian lines are collateralized by inventory, receivables, an office building with related parking garage, land and fixtures (“Office Building”) and certain other assets of the Company located in the United States. The Canadian line is also collateralized by inventory, receivables and certain other assets of the Company’s Canadian subsidiary, which can borrow up to $18 million. Aggregate borrowings under the United States and Canadian lines cannot exceed $125 million. The facility includes a commitment fee equal to 20 basis points which is being amortized over the term of the agreement.

Amounts borrowed under the new facility can be used for general corporate purposes.  The facility includes a letter of credit subfacility providing for the issuance of letters of credit in an aggregate amount up to $75 million. Borrowings bear interest, at the Company’s option, at either:

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

•	the rate last quoted in the Wall Street Journal as the “base rate loan of corporate loans posted by at least 75% of the nation's largest banks” or
•	the Eurodollar rate plus a margin of 1.00% to 1.75%, with such margin depending on the amount by which the average available commitment exceeds the usage under the facility during the prior quarter.

The available commitment under the facility is limited to a borrowing base generally comprised of 92.5% of the net liquidation value of eligible inventory (97.5%, seasonally adjusted, from September 1st through December 15th), 90% of receivables, as defined in the credit agreement, and 75% of the fair market value of the Office Building, less certain reserve adjustments. At October 28, 2006, the total commitment was $124.5 million. The Company had $69.1 million outstanding in the form of borrowings and another $9.2 million in letters of credit, with $46.2 million of excess availability as of the end of the fiscal quarter. The facility expires on October 24, 2011.

The credit agreement contains no covenants regarding the maintenance of financial ratios, but does include other customary covenants including, but not limited to:
•	a requirement that the Company maintain minimum availability equal to 7.5% of the aggregate borrowing base;
•	a requirement that the Company report to the lender certain financial and operational information on a recurring basis:
•	restrictions regarding the incurrence of debt by the Company;
•	restrictions regarding the creation of liens on assets of the Company;
•	restrictions regarding dissolution, liquidation or merger of the Company; restrictions regarding the Company making certain investments, advances and loans;
•	restrictions regarding the sale, transfer or other disposition of assets of the Company; and
•	restrictions regarding transactions with affiliates of the Company.

The credit agreement allows the Company to acquire shares of its common stock and to declare and pay dividends, so long as no default or event of default shall have occurred and be continuing; immediately after giving effect thereto and for the two fiscal quarters then ended immediately prior, availability under the facility is at least equal to $25 million; and certain other conditions are satisfied. The credit agreement also contains customary events of default including, but not limited to, the failure on the part of the Company to satisfy the above-described covenants. The Company believes that it is in compliance with the terms of the credit facility as of the end of the quarter.

(7) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $325,000 of compensation expense in the third quarter of Fiscal 2006 and $822,000 for year to date, and the Company expects the annual expense for Fiscal 2006 to be approximately $1.1 million.

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

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). In June 2006, the EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

(8) Geographic Areas

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

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The following table shows net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended				Nine Months Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
Net revenue:
United States	$89,191	82.4%	$110,398	86.2%	$295,307	84.8%	$329,983	87.2%
Canada	19,029	17.6%	17,664	13.8%	52,853	15.2%	48,237	12.8%
Total	$108,220	100.0%	$128,062	100.0%	$348,160	100.0%	$378,220	100.0%

	As of
	October 28, 2006		October 29, 2005
			(as adjusted)
Long-lived assets:
United States	$74,371	86.3%	$84,945	89.3%
Canada	11,811	13.7%	10,158	10.7%
Total	$86,182	100.0%	$95,103	100.0%

(9) Commitments and Contingencies

As of October 28, 2006, we have outstanding unconditional purchase orders totaling approximately $99 million relating to the acquisition of inventory in Fiscal 2006.

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

Retrospective Application of New Accounting Pronouncement

During the fourth quarter of Fiscal 2005, we elected early adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“FSP FAS 13-1”) which requires that rental costs incurred during the construction period of new stores be charged to rental expense as a period cost. Our practice had been to capitalize such rents as part of the cost of the asset and amortize them over the asset’s estimated useful life. We elected early adoption and chose to retrospectively apply FSP FAS 13-1 to prior years’ consolidated financial statements for enhanced comparability with peers and consistency of internal treatment for all properties. The retrospective application includes adjustments to cost of sales, buying and store occupancy costs, income (loss) before income taxes, provision (benefit) for income taxes, net income (loss) and earnings (loss) per share. For additional information with respect to these adjustments as they relate to the quarter ended October 29, 2005, see Note 2 to the accompanying consolidated financial statements.

General

The Company designs, sources and markets a unique line of fashionable home accessories, wall décor and furniture through 453 retail locations in 41 states in the United States and eight Canadian provinces, specialty catalogs, the Internet and international licensing arrangements. Throughout this report, the terms “our”, “we”, “us”, “Bombay” and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

Bombay has three distinct, multichannel retail concepts leveraging the Bombay brand: Bombay, BombayKIDS and Bombay Outlet. Bombay stores offer timeless and classically styled home furnishings including accessories, wall décor and furniture focusing on the bedroom, the home office, the dining room and the living room. BombayKIDS, our children’s home furnishings business, features a line of children’s furniture, textiles and accessories for children’s bedrooms and bathrooms. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay and BombayKIDS product as well as merchandise produced for our former wholesale operation. All three concepts have retail locations and direct-to-customer channels through www.bombaycompany.com and, in the case of Bombay, through promotional catalogs.

In addition to our primary retail operations, Bombay also has international licensing agreements under which a total of 18 licensed international stores are operating in the Middle East and the Caribbean. Unless specified otherwise, the discussions herein relate to the Bombay retail operations, including BombayKIDS, Bombay Outlets, Internet and catalog.

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

Executive Summary

Bombay markets a line of proprietary home furnishings that includes large furniture, occasional furniture, wall décor and decorative accessories that is timeless and classic in its styling. More than 90% of the items are sourced from approximately 27 countries worldwide, with slightly more than half of the product coming from China. We are a multi-channel retailer with store locations, Internet and mail order operations. We continue to have a small wholesale operation that sells and licenses product internationally and is immaterial to overall revenue, but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, total sales and revenue, gross margins, operating margins as a percentage of revenue, cash flow, and inventory.

The home furnishings sector, including the specialty retailers such as Bombay, have experienced a difficult market as reflected in the operating results for the quarter and the year-to-date periods. In June 2006, the Company hired a new chief executive officer under whose direction we are undertaking a plan designed to return the Company to positive cash flow and improved operations. To attract customers and drive sales and margins, we are focusing our efforts on returning to our heritage and capitalizing on the niche that Bombay occupies in the specialty home furnishings area - namely providing traditional and classically styled home furniture and accessories with a compelling value proposition. We plan to leverage the strengths of our mall and off-mall store networks, improve the effectiveness of our marketing, focus our product assortment, improve store execution and drive growth through the bombaycompany.com website. As part of the plan, we identified some key initiatives and made important progress since June.

•
 Selling unproductive and old inventory from our stores and distribution system - In order to reduce undesirable inventory that was not consistent with our future direction and to generate cash flow, the Company undertook an aggressive clearance sale during the June/July timeframe. The revenue generated by the sale helped reduce inventory levels which were higher than planned due in part to soft sales during May and the first half of June. While these actions successfully cleared unproductive inventory, we did not protect key product lines and items. This adversely affected in-stock position in certain key inventory categories. In retrospect, we believe what was an overly aggressive inventory reduction plan reduced inventory such that sales during the third quarter were negatively affected. We have made course corrections to improve availability of key products including occasional furniture and accessories which are critical during the fourth quarter when the customer demand shifts from large furniture to more giftable items

•
Strengthening our store merchandise presentation - The Company modified its store merchandise presentation to be more customer friendly and understandable by realigning rooms for a more logical product adjacency. Previously, products were displayed in lifestyle presentation in a room setting as opposed to a category presentation. In order to better showcase the product and improve the customer shopping experience, the presentation introduced during the third quarter of Fiscal 2006 has been refined to show like product in close proximity enabling the customer to easily compare related product at various prices. In addition, aisles have been widened to enable the customer to shop the store with greater ease.

We are also taking steps to differentiate the assortment between mall and off-mall locations. In select mall stores, we have reduced some furniture content for the holiday season and replaced it with dominant presentations of giftable items and holiday décor. Our off-mall stores show strong furniture presentations and an augmented line of holiday merchandise. We believe that both store types are in better positions to meet the holiday selling demands.

•
Developing in-store presentations designed to increase sales velocity of core items - Reestablishing category dominance in those signature items for which Bombay has been known is a critical component of the plan. Store presentations have been redesigned to focus on key categories, including occasional furniture, jewelry boxes, and memorabilia boxes. “Take-with” product has been presented in bulk on the selling floor for a more convenient shopping experience during the fourth quarter. We are reducing the SKU count to optimize productivity and editing the assortment to help better manage in-stock availability on key volume drivers and reduce clutter. We don't expect to see the results of these changes until early Fiscal 2007.

On a longer term basis, in order to accelerate the return to positive cash flow, we have identified four initiatives designed to save approximately $31 million on an annual basis, in addition to the store closings previously announced. These initiatives include the following:

•
Reducing head office overhead cost through headcount reductions and strong expense control - Actions were taken during the second quarter and in the early part of the third quarter to eliminate approximately 60 home office positions and related expenses. The estimated savings as a result of the changes is approximately $7 million on an annual basis. The total costs of the headcount reductions are approximately $1.0 million, of which $0.8 million of expense was incurred during the second quarter and the remainder was incurred during the third quarter.

•
Refocusing marketing and eliminating unproductive print advertising - The plan for the remainder of Fiscal 2006 calls for replacing unproductive print advertising with more targeted marketing that leverages the strengths of our mall and off-mall locations. We will focus on in-store signage and inviting windows to take advantage of mall traffic. Direct mail campaigns, including catalogs and postcards, will focus more on off-mall locations - reaching out to customers who may be unaware of our new locations as we have moved from mall to off-mall in many markets in recent years. We will continue to leverage our Internet channel and the use of e-mail campaigns which have had favorable response rates, to drive traffic to our stores. As a result, during the second half of Fiscal 2006, the Company expects to reduce its marketing cost by approximately $6 million compared to amounts previously planned and by more than $9 million compared to the second half of Fiscal 2005.

•
Converting our BombayKIDS operations to core assortments - Since 2002, we opened approximately 63 BombayKIDS stores, 59 of which were part of a “combination” store that has a Bombay core store adjacent to it with a pass through between the two concepts. Over the next 9 to 15 months, we plan to convert square footage currently dedicated to BombayKIDS to include an expanded core assortment with the goal of improving the overall productivity and cash flow of the store. We expect to make an orderly transition between the assortments - with a focus on maximizing inventory value where possible. Key to the success of the initiative is the introduction of new core product that is expected to arrive in stores during spring of 2007.

Since June, we have converted 20 stores, replacing almost half of the BombayKIDS assortment with core product and have converted all of the square footage in six additional BombayKIDS stores to core merchandise. We will monitor the productivity of the stores and sell through of the BombayKIDS inventory as we develop new core product for introduction in Fiscal 2007. We expect the change to result in an improved focus on returning the core operations to profitability and eliminating the separate dedicated BombayKIDS operation which, during Fiscal 2005, lost approximately $4.2 million at store level before overhead allocations. Additionally, we have eliminated dedicated BombayKIDS marketing expenditures of approximately $3 million compared to last year.  While Bombay may continue to offer products targeted for children, we expect that these products will be fully integrated and offered as part of our core assortment in selected stores and through the Internet.

•
Reducing discretionary in-store markdowns - We have targeted approximately $11 million of reduced discretionary in-store markdowns as part of improving overall profitability. Since June, we have implemented new policies with respect to sale of floor models and slightly damaged “as is” merchandise. We have had a general increase in awareness of the goal by store sales associates and are making progress with improving compliance.

Our direct-to-customer business, led by our Internet operations, has grown 37% during Fiscal 2006. We believe that a robust Internet business is key to our future and becomes a major component of our multichannel business plan as we go forward. As our Internet business grows, our cross channel activity increases. We have received positive responses to our e-mail marketing efforts and have experienced synergies between the stores and the Internet, including the ability to transfer BombayKIDS sales from closing store locations to the web.

We believe there is an opportunity to enhance performance by recognizing the difference between the two store networks and capitalizing on the strengths of each. Our larger stores in the off-mall locations lend themselves to be more appropriate for selling large furniture pieces and higher ticket items that require more selling and interaction with the customer. The larger products also involve more complexities surrounding delivery to the customer, and off-mall locations are in a better position to offer those solutions.

With respect to mall stores, we are focusing our assortment more on “take-with” items that provide “instant gratification” for our customer. Smaller items with strong margins, low or no delivery costs, involving less selling and more self service become central to the assortment.

During the past few years, the Company has been repositioning its real estate portfolio by moving from high cost mall to lower cost off-mall locations. We continue to be encouraged by the results of the store migration. In addition to being more convenient for customers and suitable for the sale of large items, such locations typically have lower cost structures, both from a fixed rent perspective and for other common area expense assessments. On an annual basis, off-mall stores in the aggregate have consistently delivered four-wall profits that are 350 to 450 basis points higher than the mall-based stores while maintaining or growing the average sales volumes of the mall stores that they replaced. The Company expects to continue migrating stores to off-mall locations as leases expire when economically viable relocation sites can be identified until an appropriate mix of mall and off-mall locations is achieved. The Company intends to maintain a portfolio of stores that includes both mall and off-mall locations in the U.S. and Canada.

The following table reflects the comparative real estate portfolio at each fiscal period end:

	October 28, 2006		January 28, 2006		October 29, 2005
	Units	% of total	Units	% of total	Units	% of total
Mall	206	45%	235	47%	240	48%
Off-mall	199	44	215	43	206	42
Outlet	48	11	48	10	48	10
Total	453	100%	498	100%	494	100%

During Fiscal 2006, we opened 15 stores and closed a total of 60 stores including seven stores that were underperforming.   During the remainder of the fiscal year, we expect to see an increase in the number of stores closed that were in the underperforming category. We will continue to assess closing opportunities and presently expect to close 25 to 30 stores during the final quarter of the fiscal year, with the majority of the closings occurring after the holiday period. During that same timeframe, we expect to open five stores as we continue to migrate from mall to off-mall.

Previously, BombayKIDS and core stores were counted separately in the reporting of our store count. As we transitioned the combination stores to large core stores, we have reduced the store count accordingly although the total square footage does not change. After giving effect to converting approximately 30 BombayKIDS stores, we expect to end the year with approximately 430 to 435 stores.

Results of Operations

Quarters Ended October 28, 2006 and October 29, 2005

Net revenue consists of sales to retail customers through stores, mail order and Internet, and wholesale sales to our international licensees as well as shippingfees and other revenue. Shipping fees include revenue from customers for delivery of merchandise. Other revenue includes royalties and territory fees from our international licensees.

	Three Months Ended
Net revenue (in millions)	October 28, 2006	October 29, 2005
Retail sales	$105.4	$125.7
Wholesale sales	0.6	0.9
Shipping fees	2.1	1.4
Other revenue	0.1	0.1
Total revenue	$108.2	$128.1

Net revenue decreased 15.5% to $108.2 million for the quarter ended October 28, 2006 from $128.1 million for the quarter ended October 29, 2005. Retail sales decreased $20.3 million or 16.1% from the previous year due to a decline in same store sales of approximately 15.5% for the quarter as well as a decrease in store count as we rationalize our store base. On a geographic basis, same store sales in Canada declined slightly during the quarter while same store sales within the United States declined 15% to 25%. The Southern and Midwestern regions of the United States continued to have relatively stronger performances than those in the Northeast and West Coast regions.

During the quarter, we opened eight stores and closed 27 stores. The closed stores include 23 BombayKIDS stores, which space was converted to Bombay core store square footage. During this same time frame, we converted five core stores to outlet stores. Sales from stores opened less than twelve months contributed $5.7 million during the quarter, which partially offset the $9.1 million of revenue last year from stores that were closed stores over the past twelve months. Sales through our direct-to-customer business, driven primarily by Internet sales, increased 34% to $6.0 million in the third quarter of Fiscal 2006 compared to $4.4 million in the prior year period. Shipping revenue increased due to increases in Internet sales as well as an increase in store-based sales of larger furniture pieces for which the customer pays delivery charges.

The following table outlines the sales mix by product category for the three-month periods ended October 28, 2006 and October 29, 2005:

	Three Months Ended
Sales mix:	October 28, 2006	October 29, 2005
Large furniture	38%	37%
Occasional furniture	14	15
Accessories	33	33
Wall decor	15	15
Total revenue	100%	100%

The average ticket increase of 1% during the third quarter of Fiscal 2006 resulted primarily from the shift in the mix toward larger furniture as well as slight increase in average unit retail prices. Total transactions, including those from new stores, declined 17% compared to the prior year.

Cost of sales, including buying and occupancy costs, was $86.7 million for the third quarter of Fiscal 2006 compared to $96.8 million for the same period last year. Gross margin for the quarter declined 450 basis points compared to the prior year period, partially attributable to a 130 basis point decline in product margin. Product margins were adversely affected by the deleveraging of fixed logistics costs against a declining base of sales. Buying and store occupancy costs decreased $1.1 million to $27.9 million from $29.0 million due to the lower store count and lower costs in off-mall locations, but increased to 25.8% of revenue from 22.6% of revenue as a result of lower same-store sales.

Selling, general and administrative (“SG&A”) expenses decreased $4.2 million to $36.7 million, or 33.9% of revenue in the third quarter of Fiscal 2006, compared to $40.9 million, or 31.9% of revenue, for the comparable period of the prior year.

Marketing and visual merchandising costs decreased approximately $4.2 million or 250 basis points due to the elimination of unfruitful marketing previously distributed via direct mailings and Sunday newspaper inserts. SG&A expenses associated with the direct-to-customer channel increased $0.1 million due to the higher volumes generated in the Internet operations resulting in higher hosting and related expenses.

Corporate office administrative expenses increased $0.5 million primarily due to the write-off of the unamortized portion of issuance costs related to our previous credit facility of approximately $0.5 million, which we replaced during the quarter, as well as $0.2 million of stock option expense. Prior year amounts also included $0.4 million of foreign exchange gains associated with the Canadian operations whereas rates were fairly stable during the current quarter. These increases were offset by cost reductions in other areas including insurance and payroll.

Store level SG&A expenses decreased by $0.6 million compared to the third quarter of the prior year. The decline was related to lower costs that vary with sales and store count such as payroll, credit card fees and supplies. However, because of the lower sales base, these costs as a percentage of revenue increased 240 basis points.

Results for the quarter ended October 29, 2005 include a $4.1 million gain in connection with the sale of non-operating assets including land and a bank building adjacent to the Company’s headquarters in Fort Worth, Texas. Total proceeds from the sale were $5.6 million while the carrying cost of the assets was $1.2 million. The Company recorded $0.3 million of deferred income in connection with on-going obligations, which is being recognized over the life of the building or the underlying lease.

For the quarter ended October 28, 2006, interest expense was $865,000 and interest income was $50,000, compared to $980,000 of interest expense and $10,000 of interest income in the third quarter of Fiscal 2005. Average borrowings during the quarter were $19.4 million lower than the same quarter of the prior year primarily due to lower inventory levels and lower capital expenditures. Interest rate increases due to the overall increase in lending rates, partially offset a portion of the savings.

For the third quarter of Fiscal 2006, the Company recorded an income tax benefit of $0.4 million compared to $2.2 million in the third quarter of Fiscal 2005. The income tax benefit reflected in the third quarter of Fiscal 2006 relates primarily to the Canada operations net of estimated state income tax expense and results in an effective tax rate of 2.4%. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. During the third quarter of Fiscal 2005, a tax benefit was provided at an effective tax rate that assumed that tax benefits would be realized for both U.S. and Canadian operations.

Nine Months Ended October 28, 2006 and October 29, 2005

Net revenue consists of sales to retail customers through stores, mail order and Internet, and wholesale sales to our international licensees and, during Fiscal 2005, through Bailey Street as well as shipping fees and other revenue. Shipping fees include revenue from customers for delivery of merchandise. Other revenue includes royalties and territory fees from our international licensees.

	Nine Months Ended
Net revenue (in millions)	October 28, 2006	October 29, 2005
Retail sales	$339.6	$365.8
Wholesale sales	2.4	8.3
Shipping fees	5.9	3.9
Other revenue	0.3	0.2
Total revenue	$348.2	$378.2

Net revenue decreased 7.9% to $348.2 million for the nine-months ended October 28, 2006 from $378.2 million for the period ended October 29, 2005. Retail sales decreased $26.2 million or 7.2% from the previous year due to a decline in same store sales of approximately 6.5% for the nine months as well as a decrease in store count. On a geographic basis, same store sales in Canada were flat. Stores in the Southern and Midwestern regions of the United States had mid single-digit declines in same store sales while stores in the Northeast and West Coast regions of the United States experienced low double-digit same store sales declines for the year-to-date period.

During the first three quarters of Fiscal 2006, we opened 15 stores and closed 60 stores. Included in the closings are 26 BombayKIDS stores in which space was converted to Bombay core store square footage. During this same time frame, we converted six core stores to outlet stores. Sales from stores opened less than twelve months contributed $20.2 million during the period, which partially offset the $26.8 million of revenue last year from stores that were closed stores over the past twelve months. Sales from our direct-to-customer business, driven primarily by Internet sales, increased 37% to $17.1 million in the nine-months ended October 28, 2006 compared to $12.5 million in the prior year period.

Wholesale sales declined due to the sale of the assets of Bailey Street Trading Company operations, which were sold during Fiscal 2005 and generated $6.9 million in sales. Shipping revenue increased due to increases in Internet sales as well as an increase in store-based sales of larger furniture pieces for which the customer pays delivery charges.

The following table outlines the sales mix by product category for the nine-month periods ended October 28, 2006 and October 29, 2005:

	Nine Months Ended
Sales mix:	October 28, 2006	October 29, 2005
Large furniture	34%	32%
Occasional furniture	16	18
Accessories	34	34
Wall decor	16	16
Total revenue	100%	100%

The decline in occasional furniture resulted in part from the sale of Bailey Street, which focused primarily on sales of small occasional pieces. Large furniture sales increased due to the change in sales mix and relative growth in the outlet and BombayKIDS furniture categories. The average ticket increase of 7% during the period resulted primarily from a shift in the mix toward large furniture pieces and due to an increase in average unit retail prices in all categories. Total transactions, including those from new stores, declined 13% compared to the prior year.

Cost of sales, including buying and occupancy costs, was $282.8 million for the nine-months ended October 28, 2006 compared to $294.5 million for the corresponding period of the prior year. Gross margin for the period declined 340 basis points compared to last year, partially attributable to a 220 basis point decline in product margin due to higher levels of promotional activity and a deleveraging of fixed logistics costs. Buying and store occupancy costs decreased $2.6 million from $85.9 or 22.7% of revenue to $83.3 million or 23.9% of revenue due primarily to the lower store count and lower costs in off-mall locations. These costs as a percentage of revenue increased however due to the smaller sales base.

SG&A expenses decreased $3.9 million to $116.0 million, or 33.3% of revenue in the nine-months ended October 28, 2006, compared to $119.9 million, or 31.7% of revenue for the comparable period of the prior year.

Marketing and visual merchandising costs decreased approximately $2.9 million or 30 basis points largely due to the elimination of direct mail marketing and Sunday newspaper inserts, which have proven to be unproductive. SG&A expenses associated with the direct-to-customer channel increased $0.6 million due to the higher volumes generated in the Internet operations resulting in higher hosting expenses.

Corporate office SG&A increased $0.8 million primarily due to recording $0.9 million of severance costs associated with streamlining the organization, $0.6 million of stock option expense and $0.5 increase in costs related to writing off unamortized costs of the credit facility replaced during the third quarter. In addition, prior year amounts include $0.7 million of foreign exchange gains compared to $0.2 million of gains during the current period. These costs were partially offset by a $1.3 million reduction in professional services fees resulting from non-recurring costs incurred in connection with the merchandise strategy study conducted in the Fiscal 2005 and lower payroll costs as a result of headcount reductions previously discussed.

Store level SG&A expenses decreased by $2.5 million compared to the prior year period. The decline was related to lower costs that vary directly with sales and store count such as payroll, credit card fees and supplies.

Results for the nine-months ended October 29, 2005 include a $4.1 million gain in connection with the sale of non-operating assets including land and a bank building adjacent to its headquarters in Fort Worth, Texas and $0.6 million gain on the disposal of assets of the Bailey Street operations.

For the nine-months ended October 28, 2006, interest expense was $1.6 million and interest income was $98,000, compared to interest expense of $1.8 million and interest income of $27,000 in the nine-months ended October 29, 2005. The reduction in interest expense is the result of $14.6 million reduction in average weekly borrowing levels due primarily to lower inventory during the period, partially offset by higher interest rates.

For the nine-months ended October 28, 2006, the Company recorded an income tax benefit of $1.0 million compared to $11.6 million in the nine-months ended October 29, 2005. The income tax benefit reflected in the period relates primarily to the Canadian operations and results in an effective tax rate of 2.0%. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under accounting principles generally accepted in the United States, a pattern of future profitability in reversal of the current cumulative three-year loss trend would result in the reinstatement of all or part of the deferred tax assets. For the nine-months ended October 29, 2005, a tax benefit was provided at an effective tax rate of 34.9%, which assumed that tax benefits would be realized for both U.S. and Canadian operations.

Liquidity and Capital Resources

The primary source of liquidity and capital resources historically has been cash flows from operations, sales of assets and the Company’s secured credit facility. During the third quarter, the Company entered into a new five year, secured credit agreement with General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and GE Canada Finance Holding Company, as Canadian Agent. This credit agreement provides for a revolving credit facility with an aggregate commitment of up to $125 million. The facility replaces the Company’s previous $135 million secured credit facility with a group of banks, all indebtedness of which was repaid coincident with the closing of the new facility. The new facility is available for working capital, inventory financing, issuance of letters of credit and general corporate purposes. The available commitment under the facility is limited to a borrowing base generally comprised of eligible U.S. inventory and Canadian inventory, and receivables, as defined in the credit agreement, with seasonal and reserve adjustments. The facility is also secured by the real estate associated with the Company’s corporate headquarters in Fort Worth, Texas including a building, parking garage and land. At October 28, 2006, the total commitment was $124.5 million. The Company had $69.1 million outstanding in the form of borrowings and another $9.2 million in letters of credit, with $46.2 million of excess availability as of the end of the fiscal quarter. The Company is required to maintain minimum availability at all times equal to 7.5% of the borrowing base, or $8.0 million at October 28, 2006. The credit facility expires October 24, 2011.

We are taking action to reduce operating expenses and capital expenditures, where appropriate. Additionally, investments in our supply chain have given us greater visibility to our inventory and allowed us to manage with a reduced level of inventory thus freeing up working capital. Management believes that, within a reasonable range of sales performance, cash flow from operations combined with existing amounts available under our new credit facility will be sufficient to fund our intermediate term needs.

During the first nine months of Fiscal 2006, cash flow utilized by operating activities was $60.3 million compared to $53.7 million during the first nine months of Fiscal 2005. The increase in the operating loss has been offset by declines in inventory, net of payables, due to the decision by management to reduce inventory levels and focus on stocking stores to closer meet customer demands.

Cash flows used in investing activities declined by $1.3 million from $10.4 million last year to $9.1 million for the first nine months of this fiscal year. Fewer new store openings and migrations to off-mall locations as well as a decline in the expenditures relating to distribution center expansions and systems are the primary reasons for the decline in capital expenditures as we tightly control cash. This decrease was partially offset by the proceeds from the sale of certain assets in the nine month period for 2005.

Cash flow provided by financing activities was $69.2 million during the nine months ended October 28, 2006 compared to $63.0 million for the nine months ended October 29, 2005, due to higher operating losses year over year.

For the full fiscal year we estimate capital expenditures, net of landlord allowances, will be approximately $8 to $10 million as we continue the migration of our stores from mall to off-mall locations as leases expire and can not be renewed on an economic basis.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $325,000 of compensation expense in the third quarter of Fiscal 2006 and $822,000 for year to date, and the Company expects the annual expense for Fiscal 2006 to be approximately $1.1 million.

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

In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). In June 2006, the EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from fluctuations in interest rates as they impact our short-term borrowings and investments. At October 28, 2006, the Company had borrowings of $69.1 million under its credit facility. For the nine months ended October 28, 2006, average borrowings under the facility were $29.4 million. If interest rates changed by 100 basis points, the Company’s interest expense on the average borrowing balances would change by approximately $221,000 for the nine month period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2006 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.

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

The difficulty experienced during Fiscal 2005 in the specialty hardlines sector, particularly as it relates to retailers selling lower priced and moderately priced merchandise, has continued into the first nine months of Fiscal 2006. As a result, we experienced a decline in revenue, an increase in operating losses and used cash in operations. While the Company has negotiated a more flexible credit facility that significantly increases liquidity relative to its prior facility, depending on the magnitude and duration of the downturn and the amount of capital required to reposition the Company, cash flow from operations and funds available through the Company’s credit facility and potential additional amounts that might be available may be insufficient to cover working capital needs required to execute our strategy. As a result, we might need to raise additional funds through external sources, and we cannot provide assurance that additional sources of funds would be available to us on terms acceptable to us or at all. If adequate funds were not available, our operating flexibility could be significantly impaired.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

(a) The Exhibits filed as a part of this report are listed below.

Exhibit No. Description

10(a)
Credit Agreement dated as of October 24, 2006 among The Bombay Company, Inc., each of its subsidiaries that are signatories hereto, as Borrowers, the Lenders and L/C Issuers party hereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent and GE Canada Finance Holding Company, as Canadian Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2006, and incorporated herein by reference).

10(b)	Guaranty and Security Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 27, 2006, and incorporated herein by reference).

10(c)	Canadian Security Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 27, 2006, and incorporated herein by reference).

10(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing (filed as Exhibit 10.4 to the Company’s Form 8-K filed on October 27, 2006, and incorporated herein by reference).

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-15 and Rule 15d-15 of The Securities Exchange Act of 1934, as amended

32	Certifications of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOMBAY COMPANY, INC.
(Registrant)

Date: December 6, 2006                                                                                                                 /S/ DAVID B. STEWART
                                                                                                                                                           David B. Stewart
                                                                                                                                                                   Chief Executive Officer

       Date: December 6, 2006                                                                                                                  /S/ ELAINE D. CROWLEY
                                                                                                                                                          Elaine D. Crowley
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer