Form 10-K
BOMBAY COMPANY INC
filed 2007-05-04
CIK 96287

                                                   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
For the fiscal year ended February 3, 2007
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing price of the stock on July 29, 2006 was approximately $77,805,122.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at April 17, 2007
Common stock, $1 par value	36,441,493

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A Risk Factors in this report. Those risks and other factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-K
PART I
ITEM 1. Business.

(a) General Development of Business

The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless, classic and traditional in its styling through a network of retail locations throughout the United States and Canada, through its direct-to-customer operations and international licensing arrangements. Throughout this report, the terms "our," "we," "us," "Bombay" and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

The Company has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. The period ending February 3, 2007 (“Fiscal 2006”) covers a 53-week period. The periods ended January 28, 2006 (“Fiscal 2005”) and January 29, 2005 (“Fiscal 2004”) were both 52-week fiscal years.

Bombay’s unique position in the market place is a result of our core competencies in design, sourcing and importing. We are a global importer, sourcing product from approximately 26 countries worldwide. Over 90% of the product has been designed or styled to Bombay’s specifications.

Bombay operates primarily through two retail channels: store based, which consists of Bombay’s core offering (“core”), BombayKIDS and Bombay Outlet stores located in the U.S. and Canada; and direct-to-customer, which consists primarily of the Company’s website operations. Bombay core stores feature timeless and classically styled home furnishings including accessories, wall decor and furniture focusing on the bedroom, the home office, the dining room and the living room. BombayKIDS features a line of children’s furniture, textiles and accessories for children’s bedrooms and bathrooms. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay core store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay core and BombayKIDS product.

In addition to our primary retail operations, Bombay has an international licensing business which contributed incrementally to profitability but which was not significant to our operations in Fiscal 2006. Unless specified otherwise, the discussions in this Annual Report on Form 10-K relate to the Bombay retail operations, including Bombay core, BombayKIDS and Bombay Outlets, and direct-to-customer.

A five-year summary of certain financial and operational information regarding the Company’s operations can be found in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K. For purposes of this Annual Report on Form 10-K, all references to “Notes” are to the Notes to Consolidated Financial Statements beginning on page 41.

(b) Financial Information About Segments

Bombay operates primarily in one business segment as a multi-channel retailer selling decorative home furnishings, furniture and related items.

(c) Narrative Description of Business

Merchandise Sales, Purchasing and Distribution

Bombay operates stores, primarily located in regional shopping malls, certain secondary malls, open-air lifestyle centers, high-end strip centers and selected street locations. As of February 3, 2007, there were 384 stores in 40 states in the United States and 57 stores in eight Canadian provinces. We also market our products through our mail order operations in the United States and Canada and over the Internet at www.bombaycompany.com, www.bombaykids.com and www.bombayoutlet.com.

We offer a diverse selection of products consisting of approximately 6,200 stock keeping units (“SKUs”) of which over 90% of the product has been designed or styled to our specifications. Bombay’s proprietary product offers unique design, quality and exceptional value to a wide audience of consumers. We regularly update our merchandise assortment by introducing new products while discontinuing others. We have a fashion component to our product offerings, primarily in the accessory and wall decor areas, which is introduced seasonally. Other products with longer lives are discontinued as they approach the end of their life cycles. Approximately 3,000 new SKUs were introduced in Fiscal 2006 and Fiscal 2005. Typically, new product introductions have been concentrated during our spring, fall and Christmas selling periods. The principal categories of merchandise include the following:

•
Furniture - We sell two broad categories of furniture as described below. Our furniture is manufactured by third party vendors located principally in China, Vietnam, India, Malaysia, Taiwan, and Indonesia.

•
Large Furniture - This category includes both wood and metal furniture focusing on the bedroom, home office, dining room and living room. Many of the larger items are displayed in stores, stocked in our distribution centers and can be delivered to stores typically within ten days. Large furniture represented 32%, 29% and 29% of total sales in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

•
Occasional Furniture - This category includes wood and metal hall tables, end and coffee tables, plant stands and other small accent tables and curios that are ready-to-assemble, take home products. Occasional furniture represented 14%, 17% and 19% of total sales in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

•
Accessories - This is the broadest category and represented 40% of total sales in Fiscal 2006, Fiscal 2005 and Fiscal 2004. This category includes both functional and decorative accessories including lamps, jewelry and memorabilia boxes, crystal, ceramics, frames and desktop items, textiles, floral, candles and holiday decor. These items are sourced from approximately 20 countries in Asia, North America and Europe.

•
Wall Decor - This category includes prints, mirrors and wall accessories that represented 14% in both Fiscal 2006 and Fiscal 2005 and 12% in Fiscal 2004. This merchandise is sourced primarily from the United States and various countries in Asia.

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

We are not dependent on any particular supplier and have had long standing relationships with many of our vendors. Thirty-nine manufacturers in eight countries supply over 75% of our merchandise requirements. Approximately 60% of our production comes from China. Bombay has no long-term production agreements; however, we generally have agreements with major manufacturers that prohibit the production of our proprietary product for other parties. Additional manufacturing capacity and alternative sources, both domestic and international, continue to be added through new vendors and plant expansions by existing vendors. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see Item 1A “Risk Factors” below.

The product development process takes between three to twelve months, beginning with the original idea and concluding with the final product received at regional distribution centers in the United States and Canada. Depending on the category, the source country and whether an item is new or reordered, lead times generally vary from two to six months from order placement until arrival at the stores. Order times are slightly less for North American manufacturers principally due to shorter shipping times. Lead times may also be affected by seasonality factors especially in months when manufacturers are producing at, or near, peak capacity to meet seasonal demands. As a result, we strive to maintain an adequate inventory position in our distribution centers to ensure a sufficient supply of products to our customers.

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

Channels of Distribution

RETAIL

Stores and Real Estate

Bombay operates a portfolio of mall, off-mall and outlet retail locations across the U.S. and Canada. All the stores are leased and located primarily in regional shopping malls, certain secondary shopping malls and select urban and suburban locations. In selecting store locations, Bombay’s real estate department conducts extensive analysis of potential store sites. The site selection is based on the existing or planned co-tenancy of the center, the size of the market and the demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and customer base of other retailers in the nearby vicinity are important considerations. Significant attention is given to visual merchandising opportunities to maximize the ability to display product in the most attractive setting.

Historically, Bombay stores were situated in mall locations. Over the past few years, as many mall leases were nearing their expiration dates, we began aggressively pursuing an off-mall strategy for new and relocated stores focusing on open-air lifestyle centers and high-end “power” strip centers (especially those with a concentration of home furnishing retailers). Such locations offer the Company the opportunity to lower occupancy costs, improve operating efficiencies and provide a more convenient shopping experience for the customer. Since 2002, as we migrated to off-mall locations, we typically opened new Bombay core stores in 4,000 to 5,000 square foot locations. Bombay mall stores are slightly smaller in size, currently averaging approximately 3,600 square feet.

Coincident with the decision to diversify the real estate portfolio, we also made the decision to enter into the children’s home furnishings market. As part of the BombayKIDS expansion strategy, we opted to enter into leases that were typically twice as large (approx 8,800 square feet) as core stores, opening combination Bombay and BombayKIDS stores (“combo stores”) which had the two concepts operating side by side. Total combo stores at the end of Fiscal 2006, Fiscal 2005 and Fiscal 2004 were 33 stores, 58 stores and 47 stores, respectively. We are currently in the process of phasing out BombayKIDS as separate dedicated locations and such space is being reallocated to core merchandise.

Bombay Outlet stores, which are located primarily in major outlet centers across the United States and to a lesser extent in Canada, average 4,300 square feet and feature an assortment of home furnishings similar to the Bombay store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay and BombayKIDS product. We view the use of outlets as an opportunity to increase sales to a different customer base, to assist in the orderly clearance of merchandise and to further leverage our design and sourcing capabilities.

Following is a table summarizing our store activity and composition:

	February 3, 2007	January 28, 2006	January 29, 2005
Number of stores:
Beginning of year……………………………………………	498	502	471
Opened ………………………………………………………	19	41	66
Closed* ………………………………………………………	76	45	35
End of year……………………………………………………	441	498	502
Store composition:
Core……………………………………………………………	357	388	404
Outlet …………………………………………………………	47	48	47
BombayKIDS…………………………………………………	37	62	51
Store location:
Mall……………………………………………………………	195	235	273
Off-Mall ………………………………………………………	199	215	182
Outlet …………………………………………………………	47	48	47
Retail square footage (in thousands):
Core……………………………………………………………	1,608	1,578	1,608
Outlet………………………………………………………….	200	206	200
BombayKIDS…………………………………………………	153	258	212
Total …………………………………………………………….	1,961	2,042	2,020

*Fiscal 2006 closings include 26 BombayKIDS stores for which there was no reduction in overall square footage as the space previously dedicated to BombayKIDS product has been entirely or partially replaced with core product. Stores affected by this change are excluded from the comparable store sales calculation for one year.

We plan to continue to rationalize our store base, renewing in existing top malls when possible, migrating stores to off-mall locations upon their lease expiration when the existing mall leases cannot be renewed on an economic basis and closing unprofitable locations. We have recently engaged a third party to assist with landlord negotiations for early lease terminations and restructuring of existing lease terms. During Fiscal 2007, we plan to migrate approximately five stores and open three new stores. We plan to close approximately 75 stores, including 33 BombayKIDS stores in combo formats for which there will be no corresponding reduction in square footage. We plan to end the year with approximately 373 stores.

Our average cost of leasehold improvements, furniture, fixtures and machinery for Bombay stores opened in Fiscal 2006 was approximately $570,000 per store, or $106 per square foot. Landlord construction allowances averaged approximately $198,000 per store or $37 per square foot which served to reduce the initial cash outlay. In addition, other investments, which consist primarily of inventory in the store location, averaged approximately $96,000 per large format store. During Fiscal 2006, average inventory physically in store was approximately 33% of the total inventory investment.

As of February 3, 2007, 384 stores were operating in 40 states in the United States and 57 stores were operating in eight provinces in Canada as illustrated in the table below.

	Stores by		Stores by
USA	State/Province		State/Province
Alabama	7	New York	18
Arkansas	1	Ohio	14
Arizona	6	Oklahoma	3
California	59	Oregon	3
Colorado	3	Pennsylvania	17
Connecticut	10	Rhode Island	1
Delaware	2	South Carolina	6
Florida	35	Tennessee	8
Georgia	17	Texas	45
Iowa	0	Utah	0
Idaho	1	Virginia	16
Illinois	14	Washington	4
Indiana	5	Wisconsin	3
Kansas	1	West Virginia	1
Kentucky	3
Louisiana	8	TOTAL	384
Massachusetts	6
Maryland	14	CANADA
Michigan	10	Alberta	4
Minnesota	2	British Columbia	6
Missouri	5	Manitoba	1
Mississippi	1	New Brunswick	0
North Carolina	11	New Foundland	1
Nebraska	1	Nova Scotia	2
New Hampshire	2	Ontario	31
New Jersey	17	Quebec	11
New Mexico	1	Saskatoon	1
Nevada	3		57

Direct-to-Customer

We conduct electronic commerce through our U.S. websites at http://www.bombaycompany.com for Bombay, http://www.bombaykids.com for BombayKIDS and http://www.bombayoutlet.com for Bombay Outlets. The Internet is an important tool not only for generating direct-to-customer sales but also for enabling the customer to conduct research on our product offering prior to making a store visit. The majority of our active SKU's are available for purchase on the websites although the actual number available at any point in time may vary based upon availability of inventory. We continue to pursue online marketing partnerships to broaden our reach to additional customers. Direct-to-customer revenue over the Internet was approximately $23.5 million, $15.9 million and $21.2 million in Fiscal 2006, 2005 and 2004, respectively. We also maintain websites supporting our international wholesale activities.

Prior to Fiscal 2006, Bombay had a catalog business, which featured small catalogs, typically 8 to 64 pages, used primarily as a marketing vehicle to drive customers into stores and to our Internet sites. In Fiscal 2006, we reduced the number of catalogs but continued to utilize a limited amount of direct mail marketing. We maintain a call center to support our Internet and direct mail business. Total direct-to-customer revenue, including Internet and direct mail, represented 6.4%, 4.2% and 5.5% of total revenue in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

WHOLESALE

Bailey Street Trading Company - During Fiscal 2000, we created Bailey Street Trading Company (“Bailey Street”), a wholly-owned subsidiary involved in the wholesale distribution of a proprietary line of accent furniture. On May 27, 2005, we completed the sale of the majority of the assets of Bailey Street to Bailey Street Holding Company, a newly-formed corporation, independent of Bombay. Under the terms of the agreement, Bombay received $4.7 million in cash in return for $1.1 million in accounts receivable and $2.3 million in inventories as well as intellectual property, equipment and facilities associated with the operations. Bailey Street Holding Company also assumed certain normal operating liabilities associated with the operations and Bombay agreed to provide certain transition services which have been fulfilled. Bombay retained approximately $2 million of inventory not included in the sale which was assimilated into the Bombay assortment and liquidated through its retail and Internet channels. As of the end of Fiscal 2005, Bombay had a remaining lease obligation related to the Bailey Street operations. The Company recorded a non-cash, pre-tax charge of approximately $0.9 million in Fiscal 2005, which represents the net present value of the difference between the remainder of the lease obligation less the estimated net sublet income based upon current market rates and assuming a subtenant within twelve months. During Fiscal 2006, the Company paid $793,000 in lease related payments to the landlord. We also entered into lease termination negotiations with the landlord and signed an agreement in February 2007. Fiscal 2006 operating results reflect an additional charge of $248,000 as a result of the settlement. The balance of the liability recorded in connection with the lease obligation as of February 3, 2007 was $363,000.

Total revenue for Bailey Street was $6.9 million and $15.1 million during Fiscal 2005 and Fiscal 2004, respectively.

International - Bombay International, Inc. (“International”) is our international licensing and distribution channel. International operations have extended to 19 licensed stores as of the end of Fiscal 2006, operating in the Middle East, Eastern Europe and the Caribbean. Total revenue from International was $2.8 million, $2.4 million and $3.8 million during Fiscal 2006, 2005 and 2004, respectively. In the short-term, we plan to continue the international development through licensing and distribution agreements in existing markets or with current partners. During Fiscal 2007, approximately three additional International licensed stores are planned to be opened by our licensees.

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

Seasonality

Operating results are subject to seasonal variation. Historically, the largest portion of sales and substantially all of the operating income occur in the fourth fiscal quarter, which includes the Christmas season. Inventory balances are generally built to their highest levels prior to the Christmas selling season.

Competition

The home furnishings and decorative accessories market is highly fragmented and very competitive. We face competition from furniture stores, department stores, mass merchants, warehouse clubs and other specialty retailers, including national chains and independent retailers. We believe that we compete primarily on the basis of style, selection, quality and value of merchandise.

Employees

We have approximately 4,500 employees, including approximately 2,900 part-time employees, and are not a party to any union contract. Employee relations are considered to be good.

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

The following table shows net revenue and long-lived assets by geographic area (in thousands):

		Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net revenue:
United States………………………………………………	$450,223	$487,704	$505,499
Canada ……………………………………………………	86,102	77,370	70,588
Total ……………………………………………………	$536,325	$565,074	$576,087

Long-lived assets:
United States………………………………………………	$64,650	$80,024
Canada ……………………………………………………	11,276	10,680
Total ……………………………………………………	$75,926	$90,704

(e) Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be inspected and copied at:

SEC Public Reference Room
100 F Street, N.E.
Room 1580
Washington, D.C. 20549-0213

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of any material we have filed with the SEC by mail at prescribed rates from:

Public Reference Section
Securities and Exchange Commission
100 F Street, N.E.
Washington, D.C. 20549-0213

You may obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge on our Internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our corporate Web site:

http://www.bombaycompany.com

A copy of the Company’s Corporate Governance Practices, the Code of Business Conduct and Ethics, the Whistle-blower Protection Policy and the charters of the Audit and Finance Committee, the Compensation and Human Resources Committee and the Governance and Nominations Committee are also posted on the Company’s website in the Investor Relations section.

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

We may not have sufficient liquidity to execute our transformation strategy.

The Company has experienced a three-year decline in operational and financial performance. We have developed a transformation strategy to streamline operations, clarify Bombay’s positioning to consumers, increase profitability and situate the Company for re-emergence as a highly competitive home furnishings retailer. To effect this transformation, we are currently executing a three-phase plan that includes implementing new processes to stabilize the operations, controlling costs to improve liquidity, and right-sizing the business.

The difficulty experienced during Fiscal 2005 in the specialty hardlines sector, particularly as it relates to retailers selling lower-priced and moderately-priced merchandise, continued through Fiscal 2006. As a result, we experienced a decline in revenue and an increase in operating losses, and used cash in operations. While the Company negotiated a more flexible credit facility that significantly increases liquidity relative to its prior facility, depending on the magnitude and duration of the downturn and the amount of capital required to reposition the Company, cash flow from operations, funds available through the Company’s existing credit facility and other potential funding sources that might be available may not be sufficient to cover working capital needs required to execute our strategy. In addition, concerns about liquidity could adversely impact relationships with our suppliers.   As a result, we might need to raise additional funds through external sources.  The Company is currently in negotiations with potential lenders on a supplemental facility that would provide additional liquidity, if successfully completed.  The Board of Directors has also engaged an investment banking firm and is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, or some combination of the foregoing. We cannot provide assurance that additional sources of funds will be available to us on terms acceptable to us or at all. If adequate funds are not available, our operating flexibility will be significantly impaired.

We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. If we continue to use cash in our operations, our external funding requirements could be increased to levels above those currently available to us. While we currently have in place a $125 million revolving credit facility, the amount available under this facility is limited by (i) the availability of eligible collateral to support the borrowing base and reserves as established under the terms of the revolving credit facility and (ii)  a minimum availability requirement equal to 7.5% of the applicable borrowing base. The weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors, could limit the amount of funds available to us.

Our revolving credit facility also requires, from time to time and as a condition for additional borrowing, that no default exists and that we represent and warrant, among other things, that there has been no material adverse change in our business, operations, results of operations, assets, liabilities, or financial condition; no material impairment of our ability to perform our obligations or of the lenders’ ability to enforce the obligations or realize upon the collateral; and no material impairment of the validity, enforceability, attachment, perfection or priority of the lenders’ liens against the collateral. We believe that no material adverse change has occurred. Moreover, our lenders have not notified us that a material adverse effect existed on February 3, 2007 or that a material adverse change has since occurred. Accordingly, we believe that we will continue to be able to borrow under the revolving credit facility subject to its terms and conditions of availability in order to fund our operations.  However, we cannot be certain that a material adverse change will not occur in the future. If a material adverse change does occur, we will be unable to make this representation and warranty. Failing to make this representation and warranty could trigger a default under the terms of the credit facility, and our ability to make any new borrowings from our lenders could be restricted or precluded.

We may experience cash flow shortfalls in the future and we may otherwise require additional external funding beyond the amounts available under our revolving credit facility. However, we may not able to raise funds on acceptable terms, if at all, and any future financing may be dilutive to holders of our capital stock. In the event that we are unable to obtain additional funds on acceptable terms or otherwise, we may be unable, or determine not, to take advantage of new opportunities or defer taking other actions that otherwise may be important to our operations. We also may need to raise funds to respond to changing business conditions or unanticipated competitive pressures. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that may limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising costs for the holiday buying season, and other similar advance expenses.

Covenants under our revolving credit facility include, among others, ones that limit our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends or other distributions, and enter into transactions with affiliates. In addition, advances under our revolving credit facility are limited by a borrowing base and minimum availability requirements as described above. Although we have been able to obtain incremental advances when needed to provide the capital required for our business to date, there may be times in the future when the terms and conditions of availability under our revolving credit, facility will limit our ability to access working capital as and to the extent we require for the operation of our business, potentially having an adverse affect on our operating results.

The revolving credit facility includes a borrowing base formula to address the availability of credit at any given time based upon numerous factors, including the value of eligible inventory, accounts receivable and real estate net of certain reserves, subject to an overall aggregate cap on borrowings. The underlying collateral is subject to reappraisal by an independent third party and the value is adjusted based upon the results of such appraisals. Consequently, for purposes of the borrowing base formula, changes in the value of eligible inventory, accounts receivable and real estate may further limit our ability to borrow under the revolving credit facility. As noted above, the revolving credit facility is also subject to a minimum availability requirement.

We have drawn upon the revolving credit facility in the past and we expect to draw upon it in the future. Failure to comply with the terms of the revolving credit facility would entitle the secured lenders to prevent us from further borrowing, and upon acceleration by the lenders, they would be entitled to begin foreclosure procedures against our assets, including inventory, accounts receivable, and real estate.  The secured lenders would then be repaid from the proceeds of such foreclosure proceedings, using all such available assets. Only after such repayment and the payment of any other secured and unsecured creditors would the holders of our capital stock receive any proceeds from the liquidation of our assets. Our ability to comply with the terms of the revolving credit facility may be affected by events beyond our control.

Future increases in interest and other expenses may impact our future operations.

High levels of interest and other expenses have had in the past, and could have in the future, negative effects on our operations. An increase in the variable interest rate under our revolving credit facility, coupled with an increase in our outstanding debt, could result in material amounts otherwise available for other business purposes being used to pay for interest.

Our ability to continue to meet our future debt and other obligations and to minimize our average debt level depends on our future operating performance and on economic, financial, competitive and other factors. Many of these factors are beyond our control. In addition, we may need to incur additional indebtedness in the future, which may or may not be available to us on acceptable terms. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our needs or obligations.

Our competition is both intense and varied, and our failure to effectively compete could adversely affect our prospects.

We operate in an industry segment that is becoming increasingly competitive with mass merchants and warehouse clubs entering the market in a more significant way. We also compete with traditional furniture stores, other specialty retailers, department stores and, to a lesser extent, with alternative channels of distribution such as e-commerce and mail order. Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current competitors and potential new competition could present us with difficulties in retaining existing customers, attracting new customers and maintaining our profit margins. In addition, our business may be further affected by a decline in the discretionary income of our customer base. Rising interest rates and higher fuel costs may be particularly detrimental to our business because our targeted customer has an annual household income of less than $100,000.

We may continue to experience fluctuations in our comparable store sales.

Our success depends, in part, upon our ability to increase sales at our existing stores. Since Fiscal 2002, annual comparable store sales trends have fluctuated from a 12% decline to a 13% increase with trends for the past three fiscal years being negative. Various factors affect comparable store sales, including the number of stores we open, close or expand in any period, the general retail sales environment; consumer preferences and buying trends; changes in sales mix among distribution channels; our ability to efficiently source and distribute products; changes in our merchandise mix; competition; current local and global economic conditions; energy prices, the timing of our releases of new merchandise and promotional events; the success of our marketing programs; potential disruption to our customer base as we migrate to off-mall locations; and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods. Our ability to maintain and improve our comparable store sales results depends in large part on improving our forecasting of customer demand and preferences and adjusting our inventory levels accordingly; increasing the number of transactions in each store; selecting effective marketing techniques; providing an appropriate mix of merchandise for our broad and diverse customer base; and using more effective pricing strategies. Failure to meet the comparable store sales expectations of investors and security analysts in one or more future periods could significantly reduce the market price of our common stock.

We may not be able execute our real estate strategy.

As part of our transformation strategy, we plan to continue to rationalize our store base, migrating stores to off-mall locations upon lease expirations when the existing mall leases cannot be renewed on an economic basis, and closing unprofitable stores. Our ability to execute this strategy is dependent upon a number of factors, including our ability to:
•	negotiate mutually acceptable terms to exit certain underperforming stores prior to lease expiration;
•	locate [or renew] store sites and negotiate acceptable lease terms;
•	construct or refurbish stores; and
•	recruit, hire, train and retain skilled employees.

The Company has recently engaged a third party consultant to assist with landlord negotiations for early lease terminations and restructuring of existing lease terms. The success of our real estate strategy will also depend on the availability of adequate capital for lease termination fees and constructing or refurbishing stores and purchasing inventory. If we are not successful in obtaining sufficient capital, we may not be able to rationalize our real estate portfolio as planned.

We may not be able to effectively manage our inventory levels, particularly excess or inadequate amounts of inventory, which could adversely affect our operating results.

We source inventory both internationally and domestically, and our inventory levels are subject to a number of factors beyond our control. These factors, including reduced consumer spending and lack of consumer interest in our product offerings, could lead to excess inventory levels. Additionally, we may not assess appropriate product life cycles or end-of-life products, leaving us with excess inventory. To reduce these inventory levels, we may be required to lower our prices, adversely affecting our gross profit margins and our operating results.

Alternatively, we may have inadequate inventory levels for particular items, including popular merchandise, due to factors such as lack of liquidity, unavailability of products from our vendors, import delays, [untimely deliveries] or the disruption of our international, national or regional transportation systems. The occurrence of any of these events could adversely impact our operating results.

The potential strengthening of China’s currency against the U.S. dollar could reduce our gross profit margins and our overall profitability.

We purchase a significant portion of our inventory from manufacturers located in China, whose currency has strengthened significantly against the U.S. dollar recently. The continued strengthening of the Chinese currency against the U.S. dollar could increase the cost of items we purchase, which in turn could have an adverse effect on our sales and gross profit margins and our operating results.

Any tariffs imposed on products that we import, as well as any new U.S. or foreign government regulations related to product sourcing, could reduce our gross profit margins and our operating results.

 Over 90% of the products we sell are imported. As a result, our business is subject to U.S. and foreign government regulations and legislation related to product sourcing. New trade regulations, including additional duties, quotas, tariffs and other restrictions, may affect the sourcing of our products in the future. Additional duties, including revisions to antidumping and countervailing duty programs, quotas, tariffs or other restrictions, could have a significant impact on our business, financial condition and operating results.

We may not be able to attract, retain and grow an effective management team, and changes in the cost or availability of a suitable workforce to manage and support our operating strategies could cause our operating results to suffer.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. The inability to recruit and retain such individuals could result in high employee turnover at our stores and in our Company overall, which could have an adverse effect on our business and operating results. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense.

Various types of employee related claims may be raised from time to time. We may also experience union organizing activity in currently non-union distribution facilities, stores and in our Company overall. Union organizing activity may result in work slowdowns or stoppages and higher labor costs, which would harm our business and operating results.

The occurrence of severe weather events or natural disasters could significantly damage or destroy locations or prohibit consumers from traveling to our retail stores, especially during the peak winter holiday shopping season.

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

We make certain estimates and projections in connection with impairment analyses for certain of our stores where current cash flows from operations are negative. Impairment results when the carrying value of the asset exceeds the undiscounted future cash flows over the remaining life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to ten years into the future. If these estimates or projections prove to be inaccurate, we may be required to take impairment charges on certain of these stores, which would adversely affect our operating results.

Failure to protect the integrity and security of our customers’ information could expose us to litigation, as well as materially damage our standing with our customers.

Increasing costs associated with information security, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud could cause our business and operating results to suffer materially. Additionally, if a significant compromise in the security of our customer information, including personal identification data, were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could increase the costs we incur to protect against such security breaches.

We may be vulnerable to disruptions in our business due to reliance on technology.

We rely upon our existing information systems for operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial functions. These systems and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;

•	power loss, computer system failures, Internet and telecommunications or data network failures;

•	operator negligence and improper operation by or supervision of employees;

•	computer viruses, physical or electronic loss of data , security breaches, misappropriation of computer resources and similar events; and

•	lack of system maintenance, including required fixes, upgrades or enhancements.

Any disruption in our information systems could interrupt our operations and adversely affect our operating results.

Any additional terrorist activities in the U.S., as well as the international war on terror, may adversely affect our sales and our stock price.

An additional terrorist attack or series of attacks on the United States could have a significant adverse impact on the United States’ economy. This downturn in the economy could, in turn, have an adverse effect on our operating results. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we cannot predict.

We may not be able to obtain commercial insurance at acceptable prices, which could have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, concern about terrorism and financial irregularities and other fraud at publicly-traded companies. We believe that commercial insurance coverage is prudent for risk management and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes or terrorist attacks, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could negatively impact our business and operating results.

We may not be able or may fail to protect our intellectual property, which would adversely impact on our business.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our United States headquarters office complex of which we occupy approximately 79,500 square feet. We lease stores, distribution centers, regional and Canadian offices under numerous operating leases. Owned and leased facilities are summarized following:

	Square Feet
Description	Owned	Leased
Stores:
Large format……………………………………………	—	1,587,000
Regular …………………………………………………	—	21,000
Outlet……………………………………………………	—	200,000
BombayKIDS …………………………………………	—	153,000
Distribution centers:
Breinigsville, PA ………………………………………	—	410,000
Plainfield, IN ……………………………………………	—	300,000
McDonough, GA………………………………………	—	254,000
Fort Worth, TX…………………………………………	—	250,000
Gilbertsville, PA…………………………………………	—	102,000
Mira Loma, CA …………………………………………	—	156,000
Brampton, ON, CAN……………………………………	—	211,000
Offices and storage:
Brampton, ON, CAN……………………………………	—	9,000
Regional sites……………………………………………	—	2,000
Fort Worth, TX …………………………………………	121,000	—
	121,000	3,655,000

Leases generally have 10-year initial terms, expiring between 2007 and 2017. Rents under the store leases generally include minimum rentals plus additional contingent rentals based upon a percentage of the store’s sales volume in excess of specified levels. Store lease terms generally require additional payments covering taxes, common area charges, insurance and certain other costs.

Rental expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Minimum rentals…………………………………	$61,809	$66,382	$64,736
Contingent rentals………………………………	(149)	113	295
Total………………………………………………	$61,660	$66,495	$65,031
Leased year-end square footage………………	3,655	3,736	3,750

The minimum rental commitments for future fiscal years related to real estate properties are as follows (in thousands):

Fiscal
2007…………………………………	$62,716
2008…………………………………	56,337
2009…………………………………	52,515
2010…………………………………	48,981
2011…………………………………	42,820
Thereafter …………………………	103,354
Total ……………………………	$366,723

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2006.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for Bombay’s common stock is the New York Stock Exchange. The high and low trading prices, quoted by fiscal quarter, follow:

Year ended February 3, 2007	High	Low	Year ended January 28, 2006	High	Low
First quarter ……………………	$3.38	$2.90	First quarter ……………………	$6.59	$3.50
Second quarter…………………	2.92	2.07	Second quarter…………………	6.09	3.95
Third quarter……………………	2.17	1.25	Third quarter……………………	5.25	3.76
Fourth quarter …………………	1.63	1.11	Fourth quarter …………………	4.20	2.65

(a)	The approximate number of record holders of common stock on April 17, 2007 was 1,628.

(b)
Our credit facility allows us to pay dividends, so long as no default or event of default has occurred and is continuing; immediately after giving effect thereto, and for the two fiscal quarters then ended immediately prior, availability under the facility is at least equal to $25 million; and certain other conditions are satisfied. Based upon availability levels during the fourth quarter, we are currently restricted from paying such dividends. We have not paid dividends the past two fiscal years and have historically not paid cash dividends. We will continue to utilize available funds primarily for operating purposes and capital needs.

(c)
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

(e)	Stock performance.

                                   Stock Performance Graph

The following graph compares the Company’s cumulative shareholder return to the returns for all the companies in the S&P 500 Index and those companies comprising the S&P Specialty Stores Index for the five-year period ended February 3, 2007. The return values are based on an assumed investment of $100, as of the close of business on the last day of Fiscal Year 2001 (2/2/02), in the Company’s Common Stock and in the stock of the companies in each of the two comparator groups, as of 1/31/02, with all dividends treated as reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among The Bombay Company, Inc., The S & P 500 Index
And The S & P Specialty Stores Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
2/2/02
2/1/03
1/31/04
1/29/05
1/28/06
2/3/07
The Bombay Company, Inc.
S & P 500
S & P Specialty Stores

	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07

The Bombay Company, Inc.	100.00	254.22	334.67	243.11	136.44	49.33
S & P 500	100.00	76.98	103.60	110.05	121.47	139.11
S & P Specialty Stores	100.00	85.34	116.36	126.87	157.82	179.25

On January 30, 2007, we acquired 408 shares of treasury stock at a cost of $1.12 per share. Our stock repurchase program authorizes us to purchase up to $30 million of outstanding shares. As of February 3, 2007, we have purchased an aggregate of $26.6 million, leaving $3.4 million for future purchases.

ITEM 6. Selected Financial Data.
(Unaudited)

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003

Net revenue* ……………………………………………………………………	$536,325	$565,074	$576,087	$596,435	$494,000
Net revenue increase (decrease)………………………………………………	(5)%	(2)%	(3)%	21%	13%
Same store sales increase (decrease)…………………………………………	(5)%	(2)%	(12)%	13%	5%
Net income (loss)*………………………………………………………………	$(52,781)	$(46,731)	$(12,641)	$9,150	$7,298
Basic earnings (loss) per share ………………………………………………	$(1.46)	$(1.29)	$(.35)	$.26	$.22
Diluted earnings (loss) per shares……………………………………………	$(1.46)	$(1.29)	$(.35)	$.26	$.22
Total assets* …………………………………………………………………	$238,117	$238,741	$280,843	$266,842	$237,630
Stockholders’ equity* …………………………………………………………	$84,189	$135,737	$178,601	$188,124	$166,940
Return on average assets………………………………………………………	(22.1)%	(18.0)%	(4.6)%	3. 6%	3. 3%
Return on average equity………………………………………………………	(48.0)%	(29.7)%	(6.9)%	5. 2%	4. 5%

Operating Data:
Average sales per store open for full fiscal year* ………………………	$1,104	$1,069	$1,074	$1,249	$1,098
Average sales per square foot for full fiscal year ………………………	$250	$262	$273	$322	$296
Number of stores:
Beginning of year……………………………………………………………	498	502	471	422	419
Opened ………………………………………………………………………	19	41	66	84	28
Closed (1)……………………………………………………………………	76	45	35	35	25
End of year……………………………………………………………………	441	498	502	471	422
Store composition:
Core……………………………………………………………………………	357	388	404	390	371
Outlet…………………………………………………………………………	47	48	47	46	46
BombayKID …………………………………………………………………	37	62	51	35	5
Store locations:
Mall……………………………………………………………………………	195	235	273	302	328
Off-mall ………………………………………………………………………	199	215	182	123	48
Outlet…………………………………………………………………………	47	48	47	46	46
Retail square footage:*
Core……………………………………………………………………………	1,608	1,578	1,608	1,505	1,365
Outlet…………………………………………………………………………	200	206	200	198	193
BombayKIDS…………………………………………………………………	153	258	212	144	20
Total……………………………………………………………………………	1,961	2,042	2,020	1,847	1,578

* In thousands.

Bombay has paid no cash dividends during the periods presented.

(1) Fiscal 2006 closings include 26 BombayKIDS stores whose square footage has been incorporated into Bombay core stores.

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

Executive Overview

Bombay is a multi-channel specialty retailer of value-priced home furnishings throughout the United States and Canada. Founded in 1978, the Company has a history of providing sophisticated home furnishings that are timeless, classic and traditionally styled. Bombay designs, sources and markets an assortment of proprietary large furniture, occasional furniture, wall décor and decorative accessories which are sourced from approximately 26 countries worldwide with over 90% of products designed or styled to our specifications. We operate primarily through two retail channels: store based, which consists of Bombay’s core offering, BombayKIDS and Bombay Outlet stores located in the U.S. and Canada; and direct-to-customer, which consists primarily of the Company’s Internet operations. We also have an international licensing business that is immaterial to overall revenue but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales and gross margins, sales per square foot, various costs as a percentage of revenue, cash flow, and inventory levels.

The Company has experienced a three-year decline in operational and financial performance. We have developed a transformation strategy to streamline operations, clarify Bombay’s positioning to consumers, increase profitability and situate the Company for re-emergence as a highly competitive home furnishings retailer. To effect this transformation, we are currently executing a plan that includes right-sizing the business and implementing a merchandising strategy that returns to the proven heritage of the Bombay brand.

Phase I: Beginning in June of 2006, management initiated an aggressive campaign to eliminate excessive costs and ensure the liquidity of the Company through the 2006 holiday season. These initiatives, implemented between June and December of 2006, are expected to generate an estimated $28 million to $31 million in annualized cost reductions. Specific measures taken include the following:

Reduce employee headcount: In the second and third quarters of 2006, we eliminated approximately 60 home office positions to help streamline the organization to better serve current needs. Four members of senior management and the dedicated BombayKIDS home office positions were eliminated, among others. We do not anticipate replacing these positions in the short term. The estimated savings of the head-count reduction and other related home office reductions are approximately $7 million on an annual basis.

Control discretionary in-store mark-downs: Store managers were historically given significant latitude in offering customers discretionary price mark-downs on products. During the second and third quarters of Fiscal 2006, we enacted new Company-wide policies restricting the ability of store personnel to adjust product pricing. We expect this initiative to result in approximately $8 million to $11 million in annual savings and a 100 to 200 basis point improvement in product margin.

Eliminate unproductive advertising: Following an intensive review of advertising media and response rates of advertised items, we discontinued much of the print advertising, including most of the direct mail vehicles and free standing newspaper inserts, resulting in total cost savings of $6 million compared to our planned annual expenditures. During the second half of Fiscal 2006, we tested other cost-effective media to develop a more productive promotional strategy going forward to leverage our e-marketing capabilities. For Fiscal 2007, we plan to further reduce the advertising spend resulting in additional cost savings of approximately $10 million.

Aggressively reduce inventory levels: Beginning in June, 2006, we undertook an aggressive clearance sale to reduce excess and unproductive inventory. While these actions successfully cleared unproductive inventory, in retrospect the clearance was too aggressive in that excessive promotions were applied not just to the unproductive inventory but also to the desirable inventory. In addition, we responded to the tightened liquidity by significantly decreasing merchandise orders for the third quarter. Like the inventory sale, this constraint on purchasing was applied across the board, not just to the Company’s lower velocity product lines. Combined, we believe that these initiatives resulted in inventory shortages and foregone sales and gross margin dollars for some top selling products in the third and fourth quarter of Fiscal 2006. Going forward, the Company has initiated a formalized process surrounding the review of the merchandising strategy to ensure the availability of key products.

Renegotiate existing lending agreement: In the third quarter of Fiscal 2006, we entered into a new lending agreement with GE Capital to improve the terms of our credit facility and expand the borrowing capacity. Under the new agreement, we were able to increase the availability at the time of closing by approximately $30 million as a result of improved advance rates against the Company’s inventory and owned real estate which serves as the underlying collateral. We continue to explore opportunities to ensure that we have adequate liquidity to execute the next phase of the operational improvement plan.

Phase II: To further strengthen our transformation plan we focused on creating a platform for sustainable and profitable growth. Over the past several months, Bombay management has conducted an in-depth review that included analysis of store and product performance, sourcing models and processes, operational productivity and expenses, marketing, merchandising and administrative expenses. We have taken a “return to basics” approach which focuses on the core strengths of the Company to re-establish Bombay as a leading specialty retailer of traditional and classic home furnishings, decor and accessories. While we are encouraged with the results of our cost cutting and restructuring initiatives that were put in place during the first half of Fiscal 2006, the difficult retail environment has resulted in continuing losses and declining cash flow.  The Company is currently in negotiations with potential lenders on a supplemental facility that would provide additional liquidity, if successfully completed.   We have engaged an investment banking firm to explore strategic alternatives that would provide additional liquidity to enable the Company to achieve its long term goals and return to positive cash flow.

The objectives of this phase are to improve sales productivity from an average $250 per square foot to $300 per square foot, generate positive comparable store sales, improve product margins and contain costs. The team has identified several key areas for improvement which are outlined below. Since these initiatives take several quarters to implement, the turnaround in overall performance will be gradual. These initiatives include:

Strengthen Merchandise Management and Control: Due to softness in the current operating environment for home furnishings retailers, management is approaching Fiscal 2007 with a view toward managing its assortment and expense structure to be responsive to declining same store sales trends and a reduced demand for large ticket purchases. Management is implementing a new merchandising strategy that is designed to increase sales velocity and focuses on Bombay’s core strengths as a provider of traditional and classic home furnishings. The new strategy will (i) emphasize highly productive SKUs, (ii) rationalize the core Bombay assortment to reduce fashion risk and pricing mark-down exposure, (iii) focus the assortment on value price points to attract the traditional Bombay customer and (iv) feature transactional, promotional product to drive consumer foot traffic, attract new customers, and improve customer conversion.

Strengthen Product Assortment, Allocation, and Merchandising Strategy: Recognizing the need to increase sales velocity, management is pursuing an aggressive initiative to ensure that high demand items are stocked appropriately and that the allocation of inventory remains flexible according to differences in regional demand. In addition, management is focused on increasing conversion rates by re-establishing the value proposition that customers have historically associated with Bombay. Specific measures related to this cause include:

•	Introduction of a “never out of stock program” focused on key SKUs designed to ensure that highly productive and profitable SKUs are always available in the stores.

•	A more flexible approach to inventory allocation to better respond to differing customer tastes and demands by location.

•	An improved customer value proposition to appeal to the Company’s traditional customers and to attract customers with high-impact price impression products.

•
Integration of an “item of the week” program throughout the year which allocates floor space to ongoing “take-with” products that will be offered at sharply attractive prices, usually under $20, designed to increase the conversion rate of shoppers to buyers and average transaction value.

•	A unit buying plan focused on ensuring the necessary level of available inventory to meet customer demand.

•
Rationalization of the core product assortment, decreasing from approximately 2,700 core SKUs to approximately 2,100, eliminated SKU redundancy that cannibalized best sellers, and re-focused on key best selling merchandise.

•	Differentiation of the merchandising strategy by retail channel to better capitalize on the difference between mall, off-mall and outlet locations.

Improve Merchandising Clarity and Drive Inventory Cross-Selling: We are in the process of implementing a new merchandising strategy that allows the Company to operate at lower inventory levels and positions product in a logical fashion throughout the store. Sales associate training programs designed to polish sales skills on key high-margin product and inventory cross-selling as well as incentive programs with a significant portion tied to sales volume have been implemented to further drive product turnover velocity.

Improve Inventory Flow for Improved Gross Margin: Currently, long lead times, vendor capacity limitations, and seasonal introductions result in the Company flowing product inconsistently. While some progress has been made and the supply chain infrastructure improved, management believes that there is significant opportunity to improve its product flow, which would result in improved gross margin over the long term. Less inventory in distribution centers and a higher inventory turn rate would result in lower outside storage costs, lower handling fees and less pressure on liquidity. In addition as processes are refined, vendors would be better able to plan production.

Phase Out BombayKIDS and Convert Space to Core Assortment: In the second quarter of Fiscal 2006, we determined that BombayKIDS was not a viable, stand alone concept and that the resources being devoted to that operation needed to be redeployed. The decision was made to systematically convert the BombayKIDS’ dedicated floor space to the core product line. We tested a number of stores during Fiscal 2006 and developed a conversion process to ultimately transition such stores to Bombay core assortment merchandise. We have determined that in order to achieve a successful conversion of combo stores, a gradual phase-out of BombayKIDS will minimize customer isolation and loss for those who primarily visited stores for BombayKIDS merchandise. We have recently initiated a phased transition plan to convert all combo stores to Bombay core stores by the end of Fiscal 2008. During the interim, a reduced BombayKIDS assortment, comprised of the top selling BombayKIDS SKUs, will be presented in certain locations and will be available on the Internet. The Company has already reduced headcount related to BombayKIDS design, purchasing and marketing. To replace the BombayKIDS assortment in large format stores, the Company is currently developing new product and merchandising plans.

Rationalize Store Base: Management has identified approximately 75 stores for closure during Fiscal 2007. A total of 19 underperforming stores have been targeted for closing, prior to lease expiration. These stores are expected to be closed before the end of Fiscal 2007 at an estimated aggregate cost of $600,000 to $800,000, which would eliminate approximately $1.5 million in annual negative cash flow. We have engaged a third party specialist to assist in negotiations with landlords for early lease terminations and to restructure leases for other stores. There are 23 stores closing at their natural lease expiration in Fiscal 2007. There are also 33 BombayKIDS stores whose square footage will be re-allocated to Bombay core square footage.

Optimize Marketing Spend: In Fiscal 2006, we spent $23.7 million in advertising and marketing primarily on direct mail (postcards and catalogs) and newspaper free standing inserts. Catalogs were mailed 10 times annually to approximately 1.1 million customers. In most cases, we were unable to demonstrate a positive return on the print advertising investment. Based upon successful tests during the second half of Fiscal 2006, the Company replaced catalogs and newspaper inserts with highly focused email marketing campaigns and post card mailings. These campaigns will increase customer impressions to an estimated 167 million annual impressions at a fraction of the cost.

Phase III: Bombay management believes there is an opportunity to significantly improve the operational and financial performance of the Company. While the Company has historically been able to generate strong same store sales growth, competitive sales per square foot productivity and healthy operating cash flow, this has not been the recent experience. By correcting the weaknesses outlined in Phase I and II, Bombay expects to have the appropriate store base, cost structure and product focus to return to profitability. Accordingly, the third phase of management’s operational improvement plan is to reinvigorate the Company to grow sales and improve margins. This phase is longer term in nature (three years plus) and is reliant on the successful execution of the prior two phases and could include growth of the Internet, additional investments in existing stores to help improve their productivity (e.g., new fixtures) and in new stores. Many of the initiatives will require additional capital.

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

Cost of sales includes all costs associated with the purchase of product including, but not limited to, vendor cost, inbound transportation costs, duties, commissions, inspections, quality control, warehousing and outbound transportation costs. Buying costs include costs associated with our buying department, consisting primarily of salaries, travel, product development and product sample costs. Store occupancy costs include costs such as rent, real estate taxes, common area maintenance charges, utilities and depreciation and amortization of leasehold improvements and other fixed assets relating to our retail locations.

The impact of inflation on operating results is typically not significant because the majority of our products are proprietary. We attempt to alleviate inflationary pressures by improving designs, finding alternative production sources in lower cost countries and increasing selling prices (subject to competitive conditions).

We have a retail (52-53 week) fiscal year that ends on the Saturday nearest January 31. Fiscal 2006 was a 53-week fiscal year, while Fiscal 2005 and Fiscal 2004 were both 52-week fiscal years.

Net Revenue
Net revenue consists of sales to retail customers, through stores and the direct-to-customer channel, wholesale sales, through Bailey Street, assets of which were sold during the second quarter of Fiscal 2005, and to our international licensees, as well as shipping fees and other revenue. Shipping fees reflect revenue from customers for delivery of merchandise. Other includes royalties and territory fees from international licensees.

Net revenue (in millions)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Retail sales ………………	$524.8	$550.4	$551.5
Wholesale sales…………	2.8	8.5	17.0
Shipping revenue ………	8.4	5.9	7.2
Other revenue……………	0.3	0.3	0.4
Total revenue…………	$536.3	$565.1	$576.1

Merchandise Category	Fiscal 2006	Fiscal 2005	Fiscal 2004
Accessories………………	40%	40%	40%
Large furniture……………	32	29	29
Occasional furniture ……	14	17	19
Wall decor ………………	14	14	12
Total……………………	100%	100%	100%

Fiscal 2006
Net revenue decreased $28.8 million, or 5%, to $536.3 million, compared to $565.1 million in Fiscal 2005. Retail sales decreased $25.6 million, or 5%, from the previous year. Same store sales declined 5% in Fiscal 2006 compared to Fiscal 2005. During Fiscal 2006, we opened 19 stores and closed 76 stores. Included in the closings were 26 BombayKIDS stores, whose square footage has been incorporated into Bombay core stores. Sales from new stores opened less than twelve months totaled $28.3 million in Fiscal 2006, partially offsetting the loss in sales from stores that closed in Fiscal Year 2006 but generated $42.3 million in sales in Fiscal Year 2005. Direct-to-customer sales, within the Retail sales line above, increased 44% to $28.6 million from $19.8 million in the previous year, primarily as a result of an increase in Internet sales due to improved marketing, promotions and site enhancements. Sales to international licensees increased $0.6 million compared to prior year. Shipping revenue, which relates to both the direct-to-customer operations and the wholesale operations, increased primarily due to growth in direct-to-customer sales.

The Canadian operations had low single digit increases in same store sales while all regions of the U.S. reported negative same store sales ranging from mid single digit to low double digit declines. We ended Fiscal 2006 with 347 Bombay core stores, 10 regular stores, 47 outlets and 37 BombayKIDS stores. Total retail square footage declined 4% from Fiscal 2005 year-end, while the store count decreased 11%. The number of retail transactions for the year decreased 8%, while the average ticket increased 6% to $84.

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

Cost of Sales, Buying and Store Occupancy Costs

Fiscal 2006
Cost of sales, including buying and store occupancy costs, for Fiscal 2006 was $415.9 million, or 77.6% of revenue, compared to $429.2 million or 76.0% for Fiscal 2005. Product margins, defined as revenue less cost of sales and excluding buying and occupancy costs, decreased 120 basis points as a result of an increased level of promotional activity particularly during the first half of the year and higher direct-to-customer shipping costs as Internet became a more significant part of the business. Cost of goods sold includes $0.2 million of additional expense incurred in the termination of the distribution center most recently used by the Bailey Street operations. Buying and occupancy costs were $111.0 million or 20.7% of revenue for Fiscal 2006 compared to $114.8 million or 20.3% for Fiscal 2005. The buying costs declined $1.3 million as a result of cost saving efforts and restructuring effected during the year. Occupancy cost decreased $2.5 million due to lower rents and related costs due to the reduced store count and the migration to lower cost off-mall locations.

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

Asset Impairments
Fiscal 2006

Results for Fiscal 2006 include a $10.2 million charge for asset impairments comprised of $9.8 million associated with underperforming stores whose net book value exceeded projections of estimated future cash flow to be generated by that store, and $0.4 million relating to goodwill recorded in connection with the acquisition of Bombay and Bombay Canada in 1980 and 1981, respectively. The impairment of goodwill reflects the fact that the carrying value of the Company’s net assets is more than its enterprise value based upon current stock price. The increase in store impairments compared to Fiscal Year 2005 is the result of continuing declines in same store sales and margins.

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

Selling, General and Administrative Expenses

Fiscal 2006
Selling, general and administrative (“SG&A”) expenses were $158.5 million compared to $167.0 million in Fiscal 2005. As a percentage of revenue, expenses decreased slightly to 29.5% in Fiscal 2006 compared to 29.6% in Fiscal 2005.

At the store level, SG&A expenses decreased $2.8 million compared to Fiscal 2005 as a result of a decline in various costs, most of which are influenced primarily by lower sales, a declining store count or both. Store payroll and payroll related declined $0.9 million due to the lower store count and lower volumes. Credit card fees were $0.9 million lower than last year as a result of lower sales volumes and technology changes that led to lower rates. Telecommunication costs were reduced by $0.5 million as a result of having fewer stores and lower rates for cost as certain infrastructure charges were fully amortized. The remainder of the changes was less significant and typically the result of either reduced volume or store count. As a percentage of sales, such costs increased 30 basis points due to deleveraging against a lower sales base.

Marketing and visual merchandising costs decreased approximately $8.1 million or 120 basis points primarily due to lower advertising costs in the back half of the year as we shifted the marketing focus to email marketing and reduced our reliance on other marketing vehicles. Visual merchandising costs were reduced in an effort to control expenses.

SG&A associated with our direct-to-customer operations increased $1.0 million or 20 basis points compared to last year as a result of the 44% increase in volume, primarily on the Internet, which resulted in increased hosting and other variable expenses.

Corporate SG&A increased $1.4 million or 70 basis points. Included in the Fiscal Year 2006 results is $0.9 million of severance and related costs associated with headcount reductions affected during the second and third quarter. We incurred approximately $0.7 million of incremental expense in connection with debt issuance costs associated with amending and subsequently exiting the old credit facility. We also recorded $0.5 million in connection with estimated exposure under various lawsuits. In addition, current year expense includes $0.7 million relating to stock option expense not previously recorded prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). Fiscal Year 2006 results include a $0.6 million in expenses relating to foreign exchange losses whereas Fiscal Year 2005 results include foreign exchange gains of $0.9 million. The increases were partially offset by a $1.4 million decrease in payroll and payroll related expenses as we reduced headcount, an $0.8 million reduction in medical and workers compensation insurance and lower professional service fees as there was a reduced amount of work with outside consultants.

Fiscal 2005
SG&A expenses were $167.0 million compared to $165.7 million in Fiscal 2004. As a percentage of revenue, expenses increased to 29.6% in Fiscal 2005 compared to 28.8% in Fiscal 2004.

At the store level, SG&A expenses increased $5.1 million, or 120 basis points compared to Fiscal 2004. The increase was driven primarily by a $3.7 million increase in store payroll and payroll related costs as well as higher credit card fees, which vary with sales.

Marketing and visual merchandising costs increased approximately $1.6 million or 40 basis points as we invested in marketing to reach new customers, primarily in the direct-to-customer channel.

These increases were partially offset by a $3.7 million or 40 basis point decrease in corporate office SG&A. Insurance and taxes declined $2.0 million, primarily due to lower medical insurance costs. Payroll and payroll related costs decreased $1.3 million or 20 basis points due to cost saving measures taken during Fiscal 2005. Credit and collections, supplies and telephone expenses of the corporate office also declined, by a less significant amount. Professional services increased $0.9 million in connection with the merchandise strategy study conducted in the first half of Fiscal 2005 as well as professional service fees incurred in connection with asset sales.

SG&A associated with our direct-to-customer operations decreased $1.3 million or 20 basis points compared to last year as a result of the lower volume primarily on the Internet which resulted in a decline in hosting and other variable expenses.

Interest

Fiscal 2006
During Fiscal 2006, we had interest expense of $2.7 million and generated interest income of $147,000, compared to interest expense of $2.4 million and interest income of $41,000 in Fiscal 2005. During Fiscal 2006, average borrowings were higher than the prior year due to lower cash balances as of the beginning of the year, continuing operating losses and capital investment to address profitable stores with expiring leases and infrastructure requirements. In addition, the average interest rate increased compared to last year primarily due to market driven factors.

Fiscal 2005
During Fiscal 2005, interest expense was $2.4 million and interest income was $41,000 compared to interest expense of $0.6 million and interest income of $67,000 in Fiscal 2004. During Fiscal 2005, the Company accelerated the seasonal inventory build up to an earlier timeframe to support the new merchandise and presentation, resulting in lower cash balances, earlier and higher borrowings, causing the increase in interest expense and a decrease in interest income. In addition, the average interest rate increased approximately 230 basis points compared to last year.

Income Taxes

We recorded income tax expense of $2.0 million in Fiscal 2006 and $12.0 million in Fiscal 2005 and an income tax benefit of $6.7 million in Fiscal 2004.   The effective rates for income tax expense (benefit) were 4.0%, 34.4% and (34.7%) in the respective periods.  Income taxes provided during Fiscal 2006 relate to the profitable Canadian operations as well as state taxes on certain U.S. subsidiaries.  The U.S. federal income tax benefit was offset by a full valuation allowance.   The income tax expense reported  in Fiscal 2005 was the result of recording a non-cash charge of $23.8 million in connection with providing a valuation allowance against all U.S. deferred tax assets, due to cumulative losses in recent years, and providing for Canadian and state income tax expense.  Under generally accepted accounting principles, the valuation allowance will be adjusted in the future resulting in the reinstatement of all or part of the deferred tax assets when operating results demonstrate a pattern of future profitability, in reversal of the cumulative loss trend.  The adjustment has no impact on cash flow in the current or any future period.

Fluctuations in the effective tax rate between Fiscal 2006 and Fiscal 2005 were primarily related to the cumulative valuation allowance charged in Fiscal 2005.  Until the valuation allowance is partially or fully released, the Company’s effective tax rate will be based on foreign and state income tax liabilities.  In Fiscal 2004, a tax benefit was recorded related to U.S. losses for federal and state income tax purposes.  This was partially offset by taxes on the Company’s profitable Canadian operations and state taxes on income associated with certain U.S. subsidiaries.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flow, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital credit facilities. Over the recent past, we have made substantial investments of capital to address expiring leases and invest in technology and supply chain infrastructure. For the past three fiscal years, we have experienced cumulative operating losses of $103.6 million and during Fiscal 2006 we had negative net cash flows from operations of $36.7 million. All of these factors have reduced our cash balances and working capital from historical levels and increased the outstanding borrowings under our credit facility, raising substantial doubt about the Company's ability to continue as a going concern.

As of February 3, 2007, the Company had $1.4 million in cash and cash equivalents, $47.7 million of working capital, $39.3 million in outstanding debt under our existing credit facility and $57.4 million of availability under the credit facility for additional borrowings or letters of credit. (See Note 3 - “Debt” for a more complete discussion of the credit facility.) During Fiscal 2006, we undertook a number of measures to reduce expenses and improve liquidity, including reducing corporate headcount, commencing the exit of the dedicated BombayKIDS business, reducing advertising expenditures and entering into our new credit facility. Management has identified a series of additional activities that it believes will be critical to achieving the Company’s long-term goals, including reducing inventory levels and returning to historical levels of inventory turnover, closing selected underperforming stores, and enhancing the merchandise assortment, allocation and presentation. The Company’s plan contemplates incurring additional operating losses during Fiscal 2007. The Company is currently in negotiations with potential lenders on a supplemental facility that would provide additional liquidity, if successfully completed.

The Board of Directors has also engaged an investment banking firm and is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, or some combination of the foregoing. In April 2007, a confidential descriptive memorandum was distributed to potentially interested investors and the Company is aggressively pursuing options. However, we cannot assure that a transaction will occur.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Fiscal 2006
We ended the year with $1.4 million cash, $2.6 million lower than at the previous year-end. Cash used in operations totaled $36.7 million, due primarily to a $52.8 million net loss and a $10.0 million increase in inventory partially offset by non-cash depreciation, amortization and asset impairment charges of $28.1 million. Cash flows from operations also reflect $4.6 million of landlord construction allowances that landlords have agreed to pay which help reduce the outlay of cash related to the new store construction.

The increase in inventory is primarily due to a $13.1 million increase in merchandise in transit as of the end of the year. Store level inventory at landed cost was $3.7 million lower than the prior year due to a lower store count and an effective January clearance sale. Total inventory was $70 per square foot of retail space as of the end of Fiscal 2006 compared to $63 per square foot last year. On a per store basis, inventories increased to $313,000 per store compared to $258,000 per store last year.

Cash used in investing activities totaled $13.9 million during the current year which consisted of approximately $12.9 million in connection with opening of 19 new stores and store infrastructure investments. The remainder relates primarily to investments in supply chain initiatives, distribution centers, building finish out for office building tenants and routine purchases of software and equipment.

Cash provided by financing activities totaling $47.9 million during Fiscal 2006 relates primarily to proceeds under the Company’s credit facility ($39.3 million) and outstanding checks as of the end of the year ($8.5 million). Exercises of options and stock sales in connection with employee benefit plans generated an additional $0.2 million.

Our capital requirements for Fiscal 2007 are estimated to be $6 million to $8 million, excluding landlord allowances, consisting primarily of costs to migrate five stores with expiring leases to off-mall locations, build three additional stores, invest in landlord required store improvements in selected locations and to maintain the Company’s information technology infrastructure and ready the Company for compliance with credit card privacy regulations having a 2007 effective date.

In connection with continuing operations, we have various contractual obligations and commercial commitments requiring payment in future periods, summarized in the table below.

(In thousands)
	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Real estate operating leases ……………………………………………………	$366,723	$62,716	$108,852	$91,801	$103,354
Unconditional purchase orders…………………………………………………	82,101	82,036	65	––	––
Debt ………………………………………………………………………………	39,265	39,265	––	––	––
Interest on debt (a)………………………………………………………………	2,580	2,580	––	––	––
Equipment operating leases ……………………………………………………	1,993	1,335	617	41	––
Employment contracts …………………………………………………………	77	77	––	––	––
Other contractual obligations……………………………………………………	5,704	3,531	2,173	––	––
Total contractual cash obligations …………………………………………	$498,443	$191,540	$111,707	$91,842	$103,354

Commercial Commitments
Import letters of credit……………………………………………………………	$1,307	$1,307	$––	$––	$––
Standby letters of credit…………………………………………………………	4,180	4,180	––	––	––
Guarantees of travel cards………………………………………………………	126	126	––	––	––
Total commercial commitments………………………………………………	$5,613	$5,613	$––	$––	$––

(a) Interest is calculated using the weighted average interest rate at February 3, 2007 of 6.57%.

Fiscal 2005
We ended Fiscal 2005 with cash and short-term investments of $4.0 million, $5.2 million lower than at the previous year-end. Although we recorded a net loss of $46.7 million, cash provided by operations was $10.7 million, due primarily to non-cash depreciation, amortization and store impairments of $24.3 million, changes in the deferred income taxes and other non-cash charges of $9.3 million, and a $17.3 million reduction in inventory levels. Cash flows from operations also reflect $8.4 million of landlord construction allowances that store and distribution center landlords have agreed to pay which helps reduce the outlay of cash related to the new construction.

At January 28, 2006, inventory balances were $17.3 million lower than at January 29, 2005 due primarily to lower levels of merchandise in-transit (and therefore, amounts owed to vendors) as of the end of the year. Inventory at the store level and in the distribution centers was similar to levels in Fiscal 2004. Total inventory was $63 per square foot of retail space as of the end of Fiscal 2005 compared to $72 per square foot in Fiscal 2004. On a per store basis, inventories decreased to $258,000 per store compared to $288,000 per store last year.

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

Cash used in investing activities totaled $16.5 million during Fiscal 2005. Total capital expenditures were $22.5 million, as we opened 41 stores, including 29 large format stores and 11 BombayKIDS locations, and relocated our Canadian distribution center during the year in addition to making routine purchases of software and equipment. The investments were partially offset by net proceeds totaling $5.4 million from the sale of non-operating assets including land and a bank building adjacent to our headquarters in Fort Worth, Texas and $0.6 million of proceeds from the sale of long-lived assets associated with the Bailey Street operations.

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

Each month, we record an allowance for shrinkage to provide for the cost of lost or stolen inventory. The amount of the allowance is determined based upon the historical shrinkage results and is adjusted at least annually to reflect current circumstances. Inventory is physically counted at all locations at least once each year, at which time actual results are reflected in the financial statements. Physical counts were taken at substantially all stores and distribution centers during January 2007.

Impairment of Long-Lived Assets
We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record a charge equal to the difference between the assets’ fair value and carrying value as an impairment. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

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

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and the fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of the assets, our past results, the existence of cumulative losses in recent years, our forecast of future taxable income and on-going prudent and feasible tax planning strategies. The accounting guidance suggests that factors such as recent losses carry substantially more weight than forecasts of future profitably. As a result, a full valuation allowance exists against the U.S. net deferred tax assets as of the end of Fiscal 2006 and Fiscal 2005. Under generally accepted accounting principles, this valuation allowance may be adjusted in the future resulting in the reinstatement of all or a part of the deferred tax assets when our results demonstrate a pattern of future profitability. We expect that until such time, the consolidated income tax provision will only reflect modest levels of foreign taxation.

Insurance
We are self-insured with respect to medical and dental insurance coverage offered to our eligible employees, up to a maximum of $150,000 per claim. Above that amount, medical insurance coverage is in place. In connection with the self-insured portion, we maintain a liability for claims that are in the process of being paid and those that have been incurred but not yet reported to our insurance carrier. We base the amount of the liability upon historical claims experience and actuarial estimates regarding the exposure for claims incurred but not yet reported. At February 3, 2007 the balance of the medical and dental liability was $0.9 million.

Since Fiscal 2001, we have also maintained workers’ compensation insurance coverage with a deductible of up to $250,000 per claim. At February 3, 2007, we had recorded a liability of $3.4 million representing the estimated amount that will have to be paid in future periods related to the settlement of claims under the insurance policies for Fiscal 2001 through Fiscal 2006. The amount of the liability reflects expected remaining workers’ compensation claims based upon actuarial estimates, utilizing historical claims experience and other relevant information and trends. Prior to Fiscal 2001, our workers’ compensation insurance was not subject to a deductible.

Similarly, beginning in Fiscal 2005, our general liability insurance coverage includes a deductible of $100,000 per occurrence. As of February 3, 2007, we recorded a liability of $0.8 million relating to estimated amounts that will have to be paid in future periods relating to the current fiscal year based upon historical claims experience and actuarial estimates regarding exposure for claims incurred but not yet reported. Prior to Fiscal 2005, our general liability insurance was not subject to a deductible.

If circumstances change or if information becomes available that would indicate that future payments with respect to insurance liabilities would be different than what was previously estimated, we will adjust such liabilities accordingly. Since the amounts recorded for insurance liabilities are based upon various estimates, actual future requirements could vary from the recorded liabilities.

Stock-Based Compensation
We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 1 - “Statement of Significant Accounting Policies” and Note 8 - “Common Stock and Stock Options” for a more complete discussion of our stock-based compensation programs.

At the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. Compensation expense is recognized only for option grants expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. The restricted stock and deferred stock units are valued at the fair market value of our stock on the date of grant. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires management to apply judgment and use highly subjective assumptions, including expected option term, expected volatility, and expected employee forfeiture rate. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s stock over a time period that corresponds to the expected term of the options. The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term equal to the expected term of the option.

While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods.

Prior to Fiscal 2006, we followed the guidance under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method. The impact of adopting this pronouncement was the recognition of $810,000 of compensation expense in Fiscal 2006.

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

In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). EITF No. 06-3 provides a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company excludes taxes from its revenues and therefore does not expect that adoption of this pronouncement will have an impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes, (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 4, 2007, as required. The cumulative effect of adoption will be recorded in retained earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition, and are not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based upon the likelihood of adverse changes in fair values, cash flows or future earnings.

•
We have exposure to interest rate risk, as borrowings under our credit facility are based upon either the rate last quoted in the Wall Street Journal as the “base rate loan of corporate loans posted by at least 75% of the nation's largest banks” or the Eurodollar rate plus a margin of 1.00% to 1.75%, with such margin depending on the amount by which the average available commitment exceeds the usage under the facility during the prior quarter. These rates are susceptible to market fluctuations. As of February 3, 2007, we had $39.3 million of short-term borrowings outstanding. A change in interest rates of 100 basis points would have an impact of approximately $393,000 on our consolidated financial position or results of operations, on an annual basis.

ITEM 8. Financial Statements and Supplementary Data.

The index to the consolidated financial statements is found on page 34. Our consolidated financial statements and notes to the consolidated financial statements follow the index.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of February 3, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to Management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in “Internal Control - Integrated Framework,” Management concluded that our internal control over financial reporting was effective as of February 3, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to all employees including our principal executive officer and principal financial and accounting officer. The code is posted on our website at http://bombaycompany.com or can be obtained, free of charge, upon request from the office of the Corporate Secretary.

Other information required under Item 10 appears under the captions "Election of Directors", "Executive Officers of the Company", “The Board, Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and which is incorporated herein by reference.

ITEM 11. Executive Compensation.

The information required by this item appears under the captions "Executive Compensation" and "Director Compensation Program" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item appears under the captions "Equity Compensation Plan Information" and "Security Ownership" in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and which is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Bombay purchases certain merchandise inventory from an individual who is an immediate family member (“related party”) of Steve Woodward, an executive officer of the Company. The Company purchases inventory both directly and indirectly from the related party in his capacity as a merchandise vendor to the Company and in his capacity as a manufacturer’s representative. The related party receives a commission from the manufacturers he represents, based upon the amount of merchandise the Company purchases from these manufacturer’s. The Company has had an established relationship with the related party that predates Mr. Woodward’s employment by the Company in August 2004. The amount of inventory purchased through manufacturers that were represented by the related party during Fiscal 2006 was $7,906,000, of which $169,900 was still unpaid at fiscal year end. The amount purchased directly from the related party during Fiscal 2006 was $25,000, all of which had been paid as of the end of Fiscal 2006.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item appears under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit and Finance Committee’s Pre-approval Policy and Procedures” in the Definitive Proxy Statement of The Bombay Company, Inc. relating to the Company’s Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and which is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report for The Bombay Company, Inc. and its  subsidiaries:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Fiscal Years Ended February 3, 2007, January 28, 2006, and
January 29, 2005
Consolidated Balance Sheets at February 3, 2007 and January 28, 2006
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended February 3, 2007, January 28,
2006, and January 29, 2005
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007, January 28, 2006,
and January 29, 2005
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

THE BOMBAY COMPANY, INC.
(Registrant)
Date: May 4, 2007
                                                                                           /s/DAVID B. STEWART
David B. Stewart
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ DAVID B. STEWART	Chief Executive Officer/Director	May 4, 2007
David B. Stewart
/s/ NIGEL TRAVIS	Lead Director	May 2, 2007
Nigel Travis
/s/ S. T. GROENTEMAN	Director	May 4, 2007
S. T. Groenteman
/s/ PAUL HIGHAM	Director	May 4, 2007
Paul Higham
/s/ PAUL J. RAFFIN	Director	May 2, 2007
Paul J. Raffin
/s/ JULIE L. REINGANUM	Director	May 3, 2007
Julie L. Reinganum
/s/ LAURIE M. SHAHON	Director	May 3, 2007
Laurie M. Shahon
/s/ BRUCE R. SMITH	Director	May 4, 2007
Bruce R. Smith
/s/ ELAINE D. CROWLEY	Senior Vice President,	May 4, 2007
Elaine D. Crowley	Chief Financial Officer and Treasurer

Index to Consolidated Financial Statements and Supplementary Data

                                                                    Page No.

Report of Independent Registered Public Accounting Firm…………………………………………………………………………………………………35-36
Consolidated Statements of Operations for the Fiscal Years Ended February 3, 2007, January 28, 2006,
and January 29, 2005   …………………………………………………………………………………………………………………………………………37
Consolidated Balance Sheets at February 3, 2007 and January 28, 2006    …………………………………………………………………………………38
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended February 3, 2007,
January 28, 2006, and January 29, 2005   …………………………………………………………………………………………………………………… 39
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007, January 28, 2006,  and January 29, 2005 ……………………40
Notes to Consolidated Financial Statements  …………………………………………………………………………………………………………………41-55
Unaudited Quarterly Financial Data ……………………………………………………………………………………………………………………………55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Bombay Company, Inc.:

We have completed integrated audits of The Bombay Company, Inc.'s fiscal 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a)(1) present fairly, in all material respects, the financial position of The Bombay Company, Inc. and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the past three years the Company has experienced cumulative operating losses of $103.6 million, during fiscal year 2006 the Company had negative cash flows from operations of $36.7 million and as of February 3, 2007, the Company had an accumulated deficit of $29.1 million. Additionally, the Company expects to incur additional operating losses during 2007 and may not have sufficient cash available to fund future operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Fort Worth, Texas
May 4, 2007

Consolidated Statements of Operations
The Bombay Company, Inc. and Subsidiaries
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net revenue……………………………………………………	$536,325	$565,074	$576,087

Costs and expenses:
Cost of sales, buying and store occupancy costs………	415,914	429,176	428,707
Asset impairment expense…………………………………	10,181	5,936	534
Selling, general and administrative expenses……………	158,464	167,044	165,658
Gain on sale of assets………………………………………	─	(560)	─

Operating loss ………………………………………………	(48,234)	(36,522)	(18,812)
Gain on sale of non-operating assets……………………	─	(4,130)	─
Interest income ……………………………………………	(147)	(41)	(67)
Interest expense……………………………………………	2,661	2,410	601

Loss before income taxes……………………………………	(50,748)	(34,761)	(19,346)
Provision (benefit) for income taxes ………………………	2,033	11,970	(6,705)
Net loss ……………………………………………………	$(52,781)	$(46,731)	$(12,641)

Basic loss per share …………………………………………	$(1.46)	$(1.29)	$(.35)
Diluted loss per share ………………………………………	$(1.46)	$(1.29)	$(.35)

Average common shares outstanding ……………………	36,146	36,223	35,697

Average common shares outstanding and dilutive potential common shares………………………	36,146	36,223	35,697

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
The Bombay Company, Inc. and Subsidiaries
(In thousands, except shares)

	February 3, 2007	January 28, 2006

Assets
Current assets:
Cash and cash equivalents (short-term investments of $0 and $189, respectively) …………………………………………………………	$1,406		$4,015
Inventories, at lower of cost or market ……………………………	138,148		128,719
Other current assets …………………………………………………	22,050		14,846
Total current assets ………………………………………………	161,604		147,580

Property and equipment, at cost:
Land……………………………………………………………………	321		321
Building ………………………………………………………………	4,355		4,355
Leasehold improvements……………………………………………	127,729		127,178
Furniture and equipment ……………………………………………	52,665		53,065
	185,070		184,919
Accumulated depreciation ………………………………………	(113,258)		(100,268)
Net property and equipment ……………………………………	71,812		84,651

Deferred taxes ……………………………………………………………	587		456
Other assets………………………………………………………………	4,114		5,631
Goodwill …………………………………………………………………	─		423
Total assets…………………………………………………………	$238,117		$238,741

Liabilities and stockholders' equity
Current liabilities:
Borrowings under credit facility ………………………………………	$39,265	$	─
Accounts payable and accrued expenses ……………………………	38,546		29,176
Gift cards and certificates redeemable…………………………………	9,077		9,224
Accrued payroll and bonuses …………………………………………	4,613		6,219
Accrued insurance………………………………………………………	5,058		5,178
Customer deposits………………………………………………………	5,529		4,526
Current portion of accrued rent ………………………………………	4,144		3,871
Other current liabilities…………………………………………………	7,677		5,834
Total current liabilities ………………………………………………	113,909		64,028

Accrued rent ………………………………………………………………	39,697		38,302
Other long-term liabilities…………………………………………………	322		674
Total long-term liabilities……………………………………………	40,019		38,976
Commitments and contingencies (Note 6 )
Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized……………	─		─
Common stock, $1 par value, 50,000,000 shares authorized; 38,149,646 shares issued ………………………………………………………………	38,150		38,150
Additional paid-in capital…………………………………………………	80,391		79,817
Retained earnings (deficit) ………………………………………………	(29,112)		23,669
Accumulated other comprehensive income ……………………………	1,634		2,077
Common shares in treasury, at cost 1,713,151 and 1,715,066 shares, respectively ………………………………………………………………	(6,874)		(7,038)
Deferred compensation …………………………………………………	─		(938)
Total stockholders' equity ……………………………………………	84,189		135,737

Total liabilities and stockholders' equity……………………………	$238,117		$238,741

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
The Bombay Company, Inc. and Subsidiaries
(In thousands)

								Accumulated
	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Other Comprehensive	Annual Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Income (Loss)

Total, January 31, 2004 ………………………………	38,150	$38,150	(2,817)	$(11,555)	$79,210	$(852)	$83,041	$129
Shares contributed or sold to employee benefit plans	─	─	81	331	90	─	─	─
Exercise of stock options………………………………	─	─	258	1,017	3	─	─	─
Director fee distributions………………………………	─	─	14	55	27	─	─	─
Restricted stock activity ………………………………	─	─	205	884	370	(1,171)	─	─
Deferred compensation expense………………………	─	─	─	─	─	691	─	─
Net loss …………………………………………………	─	─	─	─	─	─	(12,641)	─	$(12,641)
Foreign currency translation adjustments …………	─	─	─	─	─	─	─	822	822

Total, January 29, 2005…………………………………	38,150	38,150	(2,259)	(9,268)	79,700	(1,332)	70,400	951	$(11,819)
Purchases of treasury shares…………………………	─	─	(4)	(20)	─	─	─	─
Shares contributed or sold to employee benefit plans	─	─	88	363	(72)	─	─	─
Exercise of stock options………………………………	─	─	214	878	(85)	─	─	─
Director fee distributions………………………………	─	─	34	139	42	─	─	─
Restricted stock activity ………………………………	─	─	212	870	232	(1,102)	─	─
Deferred compensation expense………………………	─	─	─	─	─	1,496	─	─
Net loss …………………………………………………	─	─	─	─	─	─	(46,731)	─	$(46,731)
Foreign currency translation adjustments …………	─	─	─	─	─	─	─	1,126	1,126

Total, January 28, 2006………………………………	38,150	38,150	(1,715)	(7,038)	79,817	(938)	23,669	2,077	$(45,605)
Purchases of treasury shares ………………………	─	─	(99)	(235)	─	─	─	─
Shares contributed or sold to employee benefit plans	─	─	86	347	(197)	─	─	─
Exercise of stock options……………………………	─	─	1	4	(1)	─	─	─
Director fee grants and distributions………………	─	─	57	228	151	─	─	─
Adjustment resulting from adoption of SFAS 123R	─	─	─	─	(722)	938	─	─
Restricted stock activity ……………………………	─	─	(43)	(180)	181	─	─	─
Restricted stock and stock options expense………	─	─	─	─	1,162	─	─	─
Net Loss………………………………………………	─	─	─	─	─	─	(52,781)	─	$(52,781)
Foreign currency translation adjustments…………	─	─	─	─	─	─	─	(443)	(443)
Total, February 3, 2007 ………………………………	38,150	$38,150	(1,713)	$(6,874)	$80,391	$ ─	$(29,112)	$1,634	$(53,224)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
The Bombay Company, Inc. and Subsidiaries
(In thousands)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net loss	$(52,781)	$(46,731)	$(12,641)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	15,875	16,181	15,264
Amortization	2,032	2,175	2,208
Asset impairment charges	10,181	5,936	534
Stock-based compensation	1,162	1,496	692
Gain on sale of assets	─	(4,690)	─
Landlord construction allowance amortization	(3,521)	(2,990)	(1,778)
Deferred taxes and other	300	12,254	(5,409)
Change in assets and liabilities:
(Increase) decrease in inventories	(10,005)	17,263	(4,831)
(Increase) decrease in other assets	(7,242)	6,953	(630)
Increase (decrease) in accounts payable and accrued expenses	2,275	(7,328)	17,303
Increase (decrease) in income taxes payable	1,501	147	(971)
Increase (decrease) in accrued payroll and bonuses	(1,577)	505	(2,435)
Increase in noncurrent liabilities	466	1,136	357
Landlord construction allowances	4,589	8,435	11,625

Net cash provided by (used in) operating activities	(36,745)	10,742	19,288

Cash flows from investing activities:
Purchases of property, equipment and other	(13,987)	(22,519)	(36,886)
Proceeds from sale of assets (Notes 10 and 11)	─	5,992	─
Proceeds from sale of property and equipment	41	39	36
Net cash used in investing activities	(13,946)	(16,488)	(36,850)

Cash flows from financing activities:
Net borrowings under credit facilities	39,265	─	─
Increase in outstanding checks in excess of cash in banks	8,496	─	─
Sale of stock to employee benefit plans	150	287	422
Exercise of stock options	3	692	847

Net cash provided by financing activities	47,914	979	1,269

Effect of exchange rate change on cash	168	(386)	(158)

Net decrease in cash and cash equivalents	(2,609)	(5,153)	(16,451)
Cash and cash equivalents at beginning of fiscal year	4,015	9,168	25,619

Cash and cash equivalents at end of fiscal year	$1,406	$4,015	$9,168

Supplemental disclosures of cash flow information:
Interest paid	$2,661	$2,410	$601
Income taxes paid	754	966	3,317
Income tax refunds received	1,141	3,369	1,634
Non-cash financing activities:
Distributions of director fees	192	183	82
Distributions of restricted stock	2,461	160	1,254
Cancellations of restricted stock	214	58	301

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
The Bombay Company, Inc. and Subsidiaries

Note 1 - Statement of Significant Accounting Policies

Description of Business and Basis of Presentation
The Bombay Company, Inc. and its wholly-owned subsidiaries design, source and market a line of proprietary home furnishings that includes large furniture, occasional furniture, wall decor and decorative accessories that is timeless, classic and traditional in its styling through a network of retail locations throughout the United States and Canada, through direct-to-customer primarily over the Internet and internationally through licensing arrangements. Throughout this report, the terms "our", "we", "us", "Bombay" and “Company” refer to The Bombay Company, Inc., including its subsidiaries.

The consolidated financial statements include the accounts of Bombay and its wholly-owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated. Bombay has a retail (52-53 week) fiscal year, which ends on the Saturday nearest January 31. Fiscal 2006 was a 53-week period, while Fiscal 2005 and 2004 were both 52-week periods.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates. These estimates affect reported amounts of assets, liabilities, revenue, expense and related disclosures. Actual results could differ from those estimates.

Going Concern Consideration
The Company has experienced operating losses during each of the past three fiscal years, as well as negative cash flows from operations during Fiscal 2006. Working capital at February 3, 2007 was $47.7 million, down from $83.5 million at January 28, 2006. Additionally, we had a deficit in retained earnings of $29.1 million at February 3, 2007. The Company's recent operating performance and liquidity deficiencies, the uncertainties underlying the increasingly competitive market in which we operate and the uncertainty related to the financial impact of the changes in our transformation strategy, raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are described below.

In the second quarter of Fiscal 2006, we undertook a program to reduce expenses, increase revenue, and improve liquidity. In connection with this plan, we replaced an existing credit agreement with a new $125 million secured credit facility with General Electric Capital Corporation. As of February 3, 2007, the Company believes that it is in compliance with the financial covenants under this agreement. See Note 3 for a more detailed description of the financial covenants contained therein.

While we have been successful in reducing expenses since undertaking the program, we have not been able to reverse the declining sales trend. Management has identified a series of additional activities that it believes will be critical to achieving the Company’s long-term goals, including reducing inventory levels and returning to historical levels of inventory turnover, exiting its dedicated BombayKIDS business and improving the productivity of the square footage previously dedicated to it, closing selected underperforming stores, enhancing its merchandise assortment, allocation and presentation and other initiatives, some of which would require capital over the next three to five years. If we fail to achieve these targets, we will likely consume additional cash in our operations, which would further reduce our liquidity. The Company’s plan contemplates incurring additional operating losses during Fiscal 2007. The Company is currently in negotiations with potential lenders on a supplemental facility that would provide additional liquidity, if successfully completed.

In light of these challenges, the Board of Directors has engaged an investment banking firm and is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of stockholders and creditors. Alternatives include pursuing our current strategy as an independent public company, seeking a strategic partner or acquirer, seeking a financial partner to make a substantial equity investment, or some combination of the foregoing. In April 2007, a confidential descriptive memorandum was distributed to potentially interested investors and the Company is aggressively pursuing options. We cannot assure that a transaction will occur.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Foreign Currency Translation
The functional currency of our Canadian operations is the Canadian dollar. Fiscal year-end exchange rates are used to translate assets and liabilities to U.S. dollars. Monthly average exchange rates are used to translate income and expenses. We record the cumulative effect of foreign currency translation adjustments related to transactions of our Canadian subsidiary in accumulated other comprehensive income (loss) within stockholders’ equity. During Fiscal 2006, we had a foreign exchange transaction loss of $605,000. We experienced foreign exchange transaction gains of $901,000 and $551,000 in Fiscal 2005 and 2004, respectively.

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

Cash Overdrafts
Cash overdrafts not subject to offset by other cash accounts in the same financial institution have been reclassified to accounts payable and accrued expenses. Total cash overdrafts as of February 3, 2007 and January 28, 2006 were $8,779,000 and $295,000, respectively.

Inventories
Inventories are primarily finished merchandise and are valued at the lower of cost or market, cost being determined based upon the weighted average inventory method.

Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method over the lives shown:

Building ………………………Forty years
Furniture and equipment  ………Two to ten years
Leasehold improvements ………The lesser of the life of the lease or asset

We charge maintenance and repairs to expense as they are incurred. We capitalize improvements and betterments which materially prolong the useful lives of the assets. As property is retired or sold, we remove the cost and related accumulated depreciation from the accounts, and we recognize gains or losses in the consolidated statements of operations.

Capitalized Software Costs
We capitalize certain external and internal costs associated with computer software and significant enhancements to software features of existing products. We amortize the costs utilizing the straight-line method over the estimated economic lives of the software, which range from three to seven years. Total costs capitalized were $20,048,000 and $19,519,000 at February 3, 2007 and January 28, 2006, respectively. Accumulated amortization related to these assets was $16,827,000 and $14,379,000 at February 3, 2007 and January 28, 2006, respectively.

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

Insurance and Self Insurance
We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Revenue Recognition
We recognize revenue when delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is net of an estimate for customer returns and excludes sales tax. Returns allowances are estimated using historical experience.

We include in revenue amounts collected from customers for shipping and handling orders. In Fiscal 2006, Fiscal 2005 and Fiscal 2004, revenue from shipping and handling totaled $8,417,000, $5,909,000 and $7,149,000, respectively. The associated shipping and handling expenses are included in cost of sales.

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

Advertising Costs
We expense advertising cost the first time the advertising takes place. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, advertising expense was $23,697,000, $30,399,000 and $29,018,000, respectively.

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

Reclassifications
Certain prior year amounts may be reclassified to conform with current year presentation.

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. Effective with the first quarter of Fiscal 2006, the Company has adopted SFAS No. 123R and has begun recognizing compensation expense related to share-based payment transactions using the modified prospective application method.

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

In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). EITF No. 06-3 provides a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company excludes taxes from its revenues and therefore does not expect that adoption of this pronouncement will have an impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes, (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 4, 2007, as required. The cumulative effect of adoption will be recorded in retained earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition, and are not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

The computation for basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Numerator:
Net loss……………………………………………………………	$(52,781)	$(46,731)	$(12,641)
Denominator for basic loss per share:
Average common shares outstanding…………………………	36,146	36,223	35,697
Denominator for diluted loss per share:
Average common shares outstanding…………………………	36,146	36,223	35,697
Stock options ……………………………………………………	─	─	─
Deferred director compensation units…………………………	─	─	─
	36,146	36,223	35,697
Basic loss per share…………………………………………………	$(1.46)	$(1.29)	$(.35)
Diluted loss per share………………………………………………	$(1.46)	$(1.29)	$(.35)

For Fiscal Years 2004 through 2006, we reported net losses. Accordingly common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. Potentially dilutive securities excluded from the computation are as follows (in thousands):

                                                                                                                                                Fiscal Year Ended
Potentially Dilutive Shares	February 3, 2007	January 28, 2006	January 29, 2005
Stock Options	3,057	3,168	3,114
Deferred director compensation units	205	65	51

Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models and charged to expense over the relevant vesting period. Effective January 29, 2006, we adopted SFAS 123R using the modified prospective application method and consequently began recognizing such costs for all awards of stock options granted in Fiscal 2006 as well as any costs related to unvested options issued prior to the adoption date over the graded vesting period. As a result of adopting SFAS 123R, we recognized a total of $810,000 of stock option expense or $0.02 per share for both the basic and fully diluted loss per share in Fiscal 2006.

Following the modified prospective application method, we have not restated our accounting treatment of stock options for the years prior to adoption (Fiscal Years 2005 and 2004). During these pre-adoption years, we followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and the disclosure-only provisions of SFAS 123 in accounting for our stock-based incentive plans. No compensation expense related to grants of stock options were reflected in the net loss for 2005 or 2004, as all options granted during this time had an exercise price equal to the market price of Bombay’s common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for Fiscal 2005 and 2004 (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005

Net loss, as reported………………………………………………………………………………………………	$(46,731)	$(12,641)
Stock-based employee compensation expense included in reported net loss, net of related tax effects (a)……………………………………………………………………………………………………	1,496	452
Stock-based employee compensation expense determined under SFAS No.123R, net of tax (a)………	(4,581)	(2,219)
Net loss, pro forma ………………………………………………………………………………………………	$(49,816)	$(14,408)

Basic earnings (loss) per share, as reported……………………………………………………………………	$(1.29)	$(.35)
Diluted earnings (loss) per share, as reported …………………………………………………………………	$(1.29)	$(.35)
Basic earnings (loss) per share, pro forma………………………………………………………………………	$(1.38)	$(.40)
Diluted earnings (loss) per share, pro forma……………………………………………………………………	$(1.38)	$(.40)

(a) There was no assumed tax rate attributed to stock-based employee compensation expense in Fiscal 2005 due to the provision of a full valuation allowance on the Company’s net deferred tax assets. In Fiscal 2004, the assumed tax rate attributed to stock-based employee compensation expense was 35%.

Compensation expense related to grants of restricted stock is measured as the quoted market price of Bombay’s common stock at the measurement date, amortized to expense over the vesting period. Prior to adopting SFAS 123R, we recognized the expense for restricted stock in our financial statements and have continued to do so post-adoption. The expense recognized for restricted stock was $352,000, $1,496,000 and $692,000 for Fiscal Years 2006, 2005 and 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Expected volatility…………………………	62.6%	63.3%	64.1%
Expected life years…………………………	6	6	6
Expected dividends ………………………	─	─	─
Risk-free interest rate………………………	4.80%	4.34%	4.10%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s stock over a time period that corresponds to the expected term of the options. The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term equal to the expected term of the option.

The weighted average fair value of options granted during Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $1.78, $2.92 and $3.96, respectively.

Note 2 - Asset Impairments

We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life to estimate the fair value of the store assets. These projections consider such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. Since the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Following the holiday selling season in our fourth fiscal quarter, we reviewed our real estate portfolio for impairment, focusing on store locations with negative and low levels of four-wall cash flow relative to capitalized costs. Of the 441 Company-owned stores open as of February 3, 2007, 67 stores were identified for which the carrying amounts of the store assets were not expected to be recoverable. As a result, we recorded an impairment charge of $9,758,000. Similar reviews performed in Fiscal 2005 and Fiscal 2004 resulted in charges of $5,936,000 and $534,000, respectively.

In connection with the acquisition of Bombay in 1980 and the Canadian operations in 1981, the Company recorded goodwill which had previously been amortized under APB 17, Intangible Assets, such that the net carrying value was $423,000 prior to the adoption of SFAS 142, Goodwill and Other Intangible Assets in Fiscal Year 2002. In Fiscal 2006, our annual review of goodwill, in accordance with SFAS 142, we determined that the carrying value for goodwill was greater than the value of the Company’s net assets, based on the current quoted market value of our stock. As a result, the Company impaired the remaining balance and recorded a $423,000 charge.

Note 3 - Debt

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

The available commitment under the facility is limited to a borrowing base generally comprised of 92.5% of the net liquidation value of eligible inventory (97.5%, seasonally adjusted, from September 1 through December 15), 90% of receivables, as defined in the credit agreement, and 75% of the fair market value of the Office Building, less certain reserve adjustments. The facility expires on October 24, 2011.

The credit agreement contains no covenants regarding the maintenance of financial ratios, but does include other customary covenants including, but not limited to:
•	a requirement that the Company maintain minimum availability equal to 7.5% of the aggregate borrowing base;
•	a requirement that the Company report to the lender certain financial and operational information on a recurring basis;
•	restrictions regarding the incurrence of debt by the Company;
•	restrictions regarding the creation of liens on assets of the Company;
•	restrictions regarding dissolution, liquidation or merger of the Company;
•	restrictions regarding the Company making certain investments, advances and loans;
•	restrictions regarding the sale, transfer or other disposition of assets of the Company; and
•	restrictions regarding transactions with affiliates of the Company.

The credit agreement allows the Company to acquire shares of its common stock and to declare and pay dividends, so long as no default or event of default shall have occurred and be continuing; immediately after giving effect thereto and for the two fiscal quarters then ended immediately prior, availability under the facility is at least equal to $25 million; and certain other conditions are satisfied. Based upon availability levels during the fourth quarter, the Company is restricted from paying dividends. The credit agreement also contains customary events of default including, but not limited to, the failure on the part of the Company to satisfy the above-described covenants.  The revolving credit facility also requires, from time to time and as a condition for additional borrowing, that no default exists and that the Company represent and warrant, among other things, that there has been no material adverse change in business, operations, results of operations, assets, liabilities, or financial condition; no material impairment of the ability to perform the obligations or of the lenders’ ability to enforce the obligations or realize upon the collateral; and no material impairment of the validity, enforceability, attachment, perfection or priority of the lenders’ liens against the collateral.  As of February 3, 2007, we believe we are in compliance with the terms of the credit facility.

Prior to October, 2006, the Company had a five year secured credit agreement with a group of banks pursuant to a credit agreement dated September 29, 2004 with Wells Fargo Retail Finance, LLC, as Arranger and Administrative Agent. The agreement provided a $125 million facility secured by inventory, receivables and certain other assets of the Company and its United States subsidiaries. Loans under the facility bore interest, at the Company’s option, at either the prime lending rate of Wells Fargo Bank, National Association or the London Interbank Offered Rate (LIBOR) plus a margin of 1.00% to 1.75%. On August 31, 2006, the agreement was amended to provide for a $135 million facility adding the Company-owned real estate as collateral. The interest rate on the real estate portion was LIBOR plus 2.25%. The other terms and conditions of the credit facility were generally similar to the credit facility currently in place. Upon entering into the new credit agreement in October 2006, the $135 million facility was terminated and the Company recorded a $603,000 charge to selling, general and administrative expenses relating to the unamortized portion of capitalized debt issuance costs.

At February 3, 2007, total borrowing base under the existing facility was $101,995,000. There was $39,265,000 of borrowings as of February 3, 2007. Letters of credit totaling $5,346,000 were outstanding, and $57,384,000 was available for additional borrowings or letters of credit. Interest expense and negotiated fees for Fiscal 2006, Fiscal 2005 and Fiscal 2004, totaled $3,718,000, $2,802,000, and $1,334,000 respectively. The weighted average interest rate for borrowings outstanding at February 3, 2007 was 6.57%. There were no borrowings outstanding as of January 28, 2006.

Note 4 - Income Taxes

The components of loss before income taxes and the provision (benefit) for domestic and foreign income taxes are shown below (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005

Income (loss) before income taxes:
Domestic……………………	$(51,020)	$(35,385)	$(21,290)
Foreign………………………	272	624	1,944
	$(50,748)	$(34,761)	$(19,346)
Provision (benefit) for income taxes:
Current:
Federal ……………………	42	(22)	(2,362)
Foreign……………………	994	992	717
State and local……………	1,154	42	304
	2,190	1,012	(1,341)
Deferred (prepaid):
Federal………………………	─	10,042	(4,873)
Foreign………………………	(157)	(138)	186
State and local………………	─	1,054	(677)
	(157)	10,958	(5,364)
Total provision (benefit) for income taxes………………	$2,033	$11,970	$(6,705)

The effective tax rate differs from the federal statutory tax rate for the following reasons:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in effective tax rate
due to:
Foreign income taxes	0.5	0.7	1.3
State and local taxes, net of
Federal income tax benefit	(0.1)	(0.7)	(1.3)
Change in valuation allowance	37.7	68.3	-
Other, net	(0.1)	0.1	(0.7)
Effective tax rate expense (benefit)	4.0%	34.4%	(34.7)%

Deferred taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are comprised of the following (in thousands):

	February 3, 2007	January 28, 2006

Deferred tax assets:
NOL and credit carryforwards …………………………………………………	$27,724	$12,046
Accrued rent………………………………………………………………………	5,579	5,686
Inventory valuation………………………………………………………………	2,394	2,426
Accrued insurance ………………………………………………………………	1,674	1,686
Depreciation………………………………………………………………………	1,412	208
Gift certificates and cards ………………………………………………………	1,906	720
Other………………………………………………………………………………	3,362	2,848
	44,051	25,620
Deferred tax liabilities:
Other………………………………………………………………………………	(981)	(1,259)
Total deferred tax assets……………………………………………………………	43,070	24,361
Valuation allowance…………………………………………………………………	(42,347)	(23,769)
Net deferred tax assets……………………………………………………………	$723	$592

Deferred tax assets, net:
Current ……………………………………………………………………………	$9,040	$6,568
Non-current ………………………………………………………………………	34,030	17,793
Valuation allowance………………………………………………………………	(42,347)	(23,769)
Net deferred tax assets…………………………………………………………	$723	$592

As of February 3, 2007, we have recorded tax effected federal net operating loss carry-forwards of $24,678,000, which begin to expire in Fiscal 2024; tax effected state net operating loss carryforwards of $1,288,000, which expire in Fiscal 2009 through Fiscal 2025; and foreign tax credits and other tax carryforwards of $1,758,000, expiring in Fiscal 2013 through Fiscal 2026. A valuation allowance was established against all US deferred assets in Fiscal 2005 and continued with Fiscal 2006. A net Canadian deferred tax asset of $723,000 and $592,000 remained at the respective fiscal year ends. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated directly to contributed capital is $534,000.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of assets and liabilities, past financial results, future taxable income projections and on-going prudent and feasible tax planning strategies. One significant factor affecting this evaluation is the Company’s cumulative loss position.

SFAS No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, we have recorded a full valuation allowance of $42,347,000 and $23,769,000 against all U.S. deferred tax assets at February 3, 2007 and January 28, 2006. This valuation allowance increased our tax expense for Fiscal 2006 and Fiscal 2005. Under generally accepted accounting principles, this valuation allowance will be adjusted in the future resulting in the reinstatement of all or part of the deferred tax assets when operating results demonstrate a pattern of future profitability, in reversal of the cumulative loss trend. The adjustment has no impact on cash flow in the current or any future period.

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

Note 5 - Leases

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

Rental expense included in the accompanying consolidated statements of operations for operating leases was (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Minimum rentals……………………………………	$62,848	$67,428	$65,735
Contingent rentals…………………………………	(149)	113	295
Total…………………………………………………	$62,699	$67,541	$66,030

Minimum rental commitments that have initial or remaining noncancelable lease terms in excess of one year for future fiscal years are as follows (in thousands):

Fiscal
2007………………………………	$63,873
2008………………………………	56,727
2009…………………………	52,596
2010……………………………	49,007
2011……………………………	42,830
Thereafter………………………	103,354
$368,387

Note 6 - Commitments and Contingencies

As of February 3, 2007, we have outstanding unconditional purchase orders totaling $82,101,000 relating to the acquisition of inventory.

We are involved in various proceedings for claims, lawsuits, disputes with third parties and actions incidental to the ordinary course of our business.  If the outcome of an action is expected to result in a loss that is considered probable and reasonably estimable, we have recorded a liability for the estimated loss, none of which are considered material.  Management believes that the probable resolution of such proceedings will not materially affect our financial condition or results of operations or cash flows.

We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Note 7 - Employee Benefit Plans

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

To the extent employees are unable to contribute up to 5% of their earnings to the 401(k) Plan because of limitations imposed by IRS regulations, a Supplemental Stock Program exists. Under this program, employee contributions in excess of IRS limitations, along with Company matching contributions, are distributed annually in the form of Bombay common stock.

The Bombay Company, Inc. Employee Stock Purchase Program is open to all employees who have at least 90 days of service. Each participant may contribute 1% to 10% of qualifying compensation, to a maximum annual contribution of $23,750. Contributions are used to purchase shares of Bombay common stock at a discount of 5% from current market rates. The participants’ shares are fully vested upon purchase. Participants’ shares are held by a third-party administrator until the respective participant requests a distribution. .Effective January, 2007, the Employee Stock Purchase Program was temporarily suspended.

Total Bombay contributions to these plans for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were $759,000, $776,000, and $756,000, respectively.

Note 8 - Common Stock and Stock Options

Our Board of Directors has authorized a stock repurchase program to purchase up to an aggregate of $30 million of Bombay’s stock. As of February 3, 2007, we have purchased an aggregate $26.6 million, leaving $3.4 million for future purchases.  The shares may be purchased from time to time, through open market purchases and privately negotiated transactions. In connection with the distribution of restricted stock, the Company acquired 99,000 shares at an aggregate cost of $235,000 in Fiscal Year 2006, 4,000 shares at an aggregate cost of $20,000 in Fiscal Year 2005 and none in Fiscal Year 2004. Treasury shares are used for various employee and director stock plans as the need arises.

Bombay has various plans which provide for the granting of stock-based awards to officers and key management employees. These grants are generally stock options or restricted stock (or a combination thereof). The option price is fixed at the market price or higher on the date of the grant. Options are generally exercisable at a rate of either 25% or 33% per year beginning one year after the grant date. Unexercised awards expire within seven to ten years of the grant date.

The various employee plans are as follows:

•
1996 Long-Term Incentive Stock Plan (“1996 Plan”): No further issuances can be made under this plan, as it expired in March 2006. As of the expiration date of the plan, all unissued shares were cancelled. There are however 2,099,726 options outstanding under this plan as of February 3, 2007.

•
2006 Employee Stock Incentive Plan (“2006 Plan”): Shareholders approved this plan at the June 2006 Annual Meeting. The plan provides for the granting of a maximum of 2,100,000 stock-based awards to employees. As of February 3, 2007, there were 2,030,500 shares available under this plan and 69,500 options outstanding.

•
Stewart Plan: In June 2006, Bombay hired David B. Stewart as the Company’s new Chief Executive Officer. Concurrent with the Employment Agreement dated June 5, 2006, between Mr. Stewart and the Company, this plan was created to allow a maximum of 550,000 stock options to be granted to Mr. Stewart. All of the 550,000 available shares have been granted to Mr. Stewart in the form of stock options, with a three year vesting period. All 550,000 are outstanding as of February 3, 2007 and no further grants may be made under this plan.

In addition to employee stock-based plans, the Company has plans for its directors that provide for the granting of options and also the payment of retainer and meeting fees in the form of Bombay common stock or stock units. These plans are expressly restricted to members of the Board of Directors who are neither Bombay employees nor officers. The prices of option grants are fixed at the market price on the date of the grant. Director options are granted annually, beginning with the first year of service, at a rate of 10,000 shares per director. An additional 2,500 options (annually) are granted to the Lead Director and each of the committee chairs. The initial grant becomes exercisable at a rate of 20% per year beginning one year after the grant date. Each additional annual grant becomes fully exercisable six months after the grant date.

Directors also have the option to receive retainer and meeting fees in the form of Bombay common stock or to defer receipt of such fees in the form of stock units. To the extent that a director elects to defer at least 50% of the annual retainer, the director is paid an additional 25% of the amount of the deferral, also in the form of stock units. Deferred amounts are credited to an account for such director in units equivalent to Bombay common stock.

The various director plans are as follows:

•
2001 Amended and Restated Non-Employee Directors Equity Plan (“Directors Equity Plan”): This plan was terminated effective May 2, 2005. There are however 21,000 shares remaining in this plan that have not been cancelled and are available to grant. These shares may be used to grant options or shares under either of the Director Option Plan or the Director Stock Payment Plan discussed below. This plan had 304,428 options and/or shares outstanding as of February 3, 2007.

•
2005 Non-Employee Director Stock Option Plan (“Director Option Plan”): This plan replaces in part the earlier Directors Equity Plan which had been used to grant director stock options and also to pay director fees, as discussed above. As of February 3, 2007, this plan had 135,000 shares available for grant and 165,000 options outstanding.

•
2006 Non-Employee Director Stock Payment Plan: This plan, in conjunction with the Director Option Plan, replaces the Directors Equity Plan. Together, they provide for awards of options and fees to directors, as discussed above. This plan had 3,283 shares available and 196,717 shares outstanding as of February 3, 2007.

The unamortized fair value of stock options as of February 3, 2007 was $833,000 which is expected to be recognized over a weighted average period of 1.0 years.

The following table is a summary of stock option activity for the year ended February 3, 2007:

			Weighted Average
		Weighted	Remaining
	Number	Average	Contractual Life
Stock Option Activity	Of Options	Option Price	(in years)

Outstanding January 28, 2006…………………	3,168,232	$5.52
Options granted…………………………………	1,521,100	2.84
Options exercised………………………………	(1,000)	2.92
Options canceled ………………………………	(1,631,607)	5.93
Outstanding at February 3, 2007………………	3,056,725	3.96	5.4

Exercisable at February 3, 2007………………	1,911,212	$4.69	4.9

The aggregate intrinsic value of a stock option is defined as the amount by which the market price of the underlying stock exceeds the exercise price. As of February 3, 2007, all of the options outstanding and exercisable had exercise prices that were higher than the market price of our stock. For this reason, there was no aggregate intrinsic value associated with any of the options outstanding.

The following table summarizes stock options outstanding at February 3, 2007:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
Range	Shares	Life	Price	Shares	Price
$1.49 - 3.23	1,177,310	5.7	$2.44	554,610	$2.67
3.29 - 6.44	1,483,815	5.0	4.31	961,002	4.84
6.91 - 9.68	387,600	6.4	7.10	387,600	7.10
10.00 - 11.23	8,000	2.6	10.77	8,000	10.77
	3,056,725	5.4	$3.96	1,911,212	$4.69

The total intrinsic value of options exercised in Fiscal Years 2006, 2005 and 2004 was $290, $328,000 and $788,000, respectively. No income tax benefits related to the exercise of stock options were recognized in Fiscal Years 2006 and 2005 due to a full valuation allowance on the Company’s net deferred tax assets. An income tax benefit of $212,000 was recognized in Fiscal 2004.

Restricted Stock: The Bombay Company, Inc. 2006 Employee Stock Incentive Plan and prior plans that it replaced provides for the granting of restricted stock to officers and key management employees. Restricted stock grants are generally issued in separate tranches, which vest in designated increments, generally 12 to 48 months, contingent upon continued employment of the award recipient. The grant date fair value of the restricted stock is equal to the Company stock price on the date of grant. This fair value of the restricted stock is recorded as deferred compensation at the date of grant, a component of additional paid-in capital, and is charged to expense over the respective vesting periods. If restricted stock has not vested at the time an award recipient leaves the employment of the Company, the shares are canceled, the related amounts are removed from deferred compensation and amounts previously expensed for the unvested shares are reversed.

The unamortized fair value of restricted stock as of February 3, 2007 was $446,000, which is expected to be recognized over a weighted average period of 1.0 years.

The following table is a summary of restricted stock activity for the year ended February 3, 2007:

Restricted Stock Activity	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2006………………	514,274	$ 6.25
Shares granted ……………………………	32,500	2.16
Shares vested and distributed……………	(372,897)	6.60
Shares canceled……………………………	(75,876)	4.98
Unvested at February 3, 2007………………	98,001	$ 4.55

The weighted average grant date fair value of restricted stock grants for Fiscal 2005 and 2004 was $5.28 and $6.29, respectively. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, compensation expense of $352,000, $1,496,000 and $692,000, respectively, was recognized in conjunction with the restricted stock grants. The total fair value of restricted stock shares that vested were $2,461,000, $160,000 and $1,254,000 in Fiscal Years 2006, 2005 and 2004, respectively.

Note 9 - Shareholders’ Rights Plan

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

Note 10 - Bailey Street Trading Company

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

The agreement required Bombay to provide certain transition services, which have been fulfilled. Bombay retained approximately $2 million of inventory not included in the sale which was assimilated into the Bombay assortment and liquidated through its retail and Internet channels.

During the third quarter of Fiscal 2005, the Company terminated the lease associated with approximately half of the distribution center previously utilized by the Bailey Street operations and prior to that, as part of the Bombay operations. As of the end of the fourth quarter of Fiscal 2005, the Company ceased using the remaining space and recorded a non-cash, pre-tax charge to cost of sales, buying and store occupancy costs in the amount of $908,000, which represented the net present value of the difference between the remainder of the lease obligation less the estimated net sublet income based upon current market rates. During Fiscal 2006 the Company paid $793,000 in lease related payments to the landlord. During Fiscal 2006, the Company entered into lease termination negotiations with the landlord and signed a settlement agreement in February 2007. Fiscal 2006 operating results reflect an additional charge of $248,000 as a result of the settlement. The balance of the liability recorded in connection with the lease obligation as of February 3, 2007 was $363,000.

Total revenue for Bailey Street was $6.9 million, and $15.1 million during Fiscal 2005 and Fiscal 2004, respectively.

Note 11 - Sale of Land and Building

On October 27, 2005, the Company entered into an agreement to sell non-operating assets including land and a bank building adjacent to its headquarters in Fort Worth, Texas resulting in a gain of $4.1 million. Total proceeds from the sale were $5.4 million while the carrying cost of the assets was $1.2 million. The Company has an on-going obligation under the agreement to provide the buyer with the use of parking and the existing drive through bank facility, which are part of the headquarters buildings retained by the Company. The Company estimated the discounted value of the obligation to be $0.3 million, which has been recorded as deferred income and is being recognized either over the life of the building or the underlying lease, as applicable.

Note 12 - Related Party Transactions

Bombay purchases certain merchandise inventory from an individual who is an immediate family member (“related party”) of Steve Woodward, an executive officer of the Company. The Company purchases inventory both directly and indirectly from the related party, in his capacity as a merchandise vendor to the Company and in his capacity as a manufacturer’s representative. The related party receives a commission from the manufacturers he represents, based upon the amount of merchandise the Company purchases from these manufacturers. The Company had an established relationship with the related party prior to Mr. Woodward’s employment by the Company in August 2004. The amounts of inventory purchased through manufacturers that were represented by the related party subsequent to Mr. Woodward’s employment were $7,906,000, $5,489,000 and $3,004,000 in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Amounts owed to the third party manufacturers at the end of each period were $169,000, $388,000 and $95,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. The amounts purchased directly from the related party subsequent to Mr. Woodward’s employment were $25,000, $33,000 and $70,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004 respectively, and no amounts were owed to the related party for inventory purchases as of the end of any of these fiscal years.

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

The following table shows net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net revenue:
United States………………	$450,223	$487,704	$505,499
Canada ……………………	86,102	77,370	70,588
Total………………………	$536,325	$565,074	$576,087

Long-lived assets:
United States………………	$64,650	$80,024
Canada ……………………	11,276	10,680
Total ………………………	$75,926	$90,704

Unaudited Quarterly Financial Data
The Bombay Company, Inc. and Subsidiaries
(In thousands, except per share amounts)

Unaudited selected quarterly consolidated financial data for Fiscal 2006 and Fiscal 2005 are as follows.

	February 3, 2007 (b)	October 28, 2006	July 29, 2006	April 29, 2006
Net revenue…………………	$188,165	$108,220	$121,276	$118,664
Gross profit (a)………………	55,061	21,537	19,799	24,014
Net loss………………………	(1,683)	(15,624)	(19,921)	(15,553)

Basic loss per share…………	(.05)	(.43)	(.55)	(.43)
Diluted loss per share………	(.05)	(.43)	(.55)	(.43)

	January 28, 2006 (b)	October 29, 2005	July 30, 2005	April 30, 2005
Net revenue………………	$186,854	$128,062	$128,047	$122,111
Gross profit (a)……………	46,205	31,220	25,626	26,911
Net loss……………………	(25,055)	(4,355)	(9,352)	(7,969)

Basic loss per share………	(.69)	(.12)	(.26)	(.22)
Diluted loss per share……	(.69)	(.12)	(.26)	(.22)

(a)	Gross profit is equal to Net revenue less Cost of sales, buying and store occupancy costs, as reported in the Consolidated Statements of Operations for the indicated periods.

(b)	An impairment charge for long-lived assets of $10,181 impairment was recorded in Fiscal 2006 and $5,936 was recorded in Fiscal 2005.

INDEX TO EXHIBITS
The Bombay Company, Inc. and Subsidiaries

Number	Description
3(a)	Restated Certificate of Incorporation dated January 1, 1993 and Certificate of Amendment of the Restated Certificate of Incorporation dated March 31, 1993 (1)

3(b)	Bylaws, as amended and restated effective May 21, 1997 (1)

4(a)	Preferred Stock Purchase Rights Plan (1)

4(b)	Amendment to Preferred Stock Purchase Rights Plan (2)

4(c)	Amendment No. 2 to Rights Agreement (3)

10(a)	The Bombay Company, Inc. Supplemental Stock Program (1)

10(b)	Executive Long-Term Disability Plan (1)

10(c)	The Bombay Company, Inc. 1996 Long-Term Incentive Stock Plan (1)

10(d)	Form of Option Award Agreement under the 1996 Long-Term Incentive Stock Plan (1)

10(e)	Revised Form of Option Award Agreement under the 1996 Long-Term Incentive Stock Plan (4)

10(f)	Form of Restricted Stock Agreement under the 1996 Long-Term Incentive Stock Plan (1)

10(g)	Revised Form of Restricted Stock Agreement under the 1996 Long-Term Incentive Stock Plan (4)

10(h)	The Bombay Company, Inc. 2006 Non-Employee Director Stock Payment Plan (5)

10(i)	The Bombay Company, Inc. Amended and Restated 2001 Non-Employee Director Equity Plan (6)

10(j)	Form of Option Award Agreement under the Amended and Restated 2001 Non-Employee Director Equity Plan (6)

10(k)	The Bombay Company, Inc. 2005 Amended and Restated Non-Employee Director Equity Plan (7)

10(l)	The Bombay Company, Inc. 2005 Non-Employee Stock Option Plan (8)

10(m)	Form of Option Award Agreement under the 2005 Non-Employee Director Stock Option Plan (17)

10(n)	Executive Management Incentive Compensation Plan (9)

10(o)	Employment Letter with Donald V. Roach (10)

10(p)	Employment Letter with Justin N. Lewis (11)

10(q)	Employment Letter with James D. Carreker (12)

10(r)	Restricted Stock Agreement with James D. Carreker (12)

10(s)	Restricted Stock Agreement with James D. Carreker (13)

10(t)	Restricted Stock Agreement with James D. Carreker (14)

10(u)	Stock Option Agreement with James D. Carreker (12)

10(v)	Stock Option Agreement with James D. Carreker (14)

INDEX TO EXHIBITS (cont.)
The Bombay Company, Inc. and Subsidiaries

Number	Description
10(w)	Employment Letter with Lucretia D. Doblado (15)

10(x)	Employment Letter with Steven C. Woodward (13)

10(y)	Form of Indemnification Agreement (15)

10(z)
Loan and Security Agreement by and among The Bombay Company, Inc. and each of its subsidiaries that are signatories thereto as Borrowers, the lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC as Arranger and Administrative Agent, dated September 29, 2004 (16)

10(aa)	First Amendment to Loan and Security Agreement dated November 24, 2004 (1)

10(ab)	Second Amendment to Loan and Security Agreement dated August 31, 2006 (22)

10(ac)	Second Amended and Restated Note (22)

10(ad)	Real Property Note (22)

10(ae)	Form of Employee Retention Award Agreement for Non-Qualified Options Pursuant to the 1996 Long-Term Incentive Stock Plan (18)

10(af)	Form of Change of Control Severance Agreement (18)

10(ag)	Employment Agreement with David B. Stewart (19)

10(ah)	Stock Option Agreement with David B. Stewart (19)

10(ai)	Release Agreement with James D. Carreker (20)

10(aj)	The Bombay Company, Inc. Employee Stock Purchase Plan as Amended and Restated Effective January 1, 2006 (21)

10(ak)	The Bombay Company, Inc. 2006 Employee Stock Incentive Plan (5)

10(al)	Form of Option Award Agreement under the 2006 Employee Stock Incentive Plan

10(am)	Form of Restricted Stock Award Agreement under the 2006 Employee Stock Incentive Plan

10(an)
Loan and Security Agreement by and among The Bombay Company, Inc. and each of its subsidiaries that are signatories thereto as Borrowers, the lenders that are signatories thereto as Lenders, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and GE Canada Finance Holding Company, as Canadian Agent, dated October 24, 2006. (23)

10(ao)	Guaranty and Security Agreement to Loan and Security Agreement (23)

10(ap)	Canadian Security Agreement (23)

10(aq)	Deed of Trust, Security Agreement of Lease and Rents and Fixture Filing (23)

21	Subsidiaries of the Registrant

22
Definitive Proxy Statement of the Company relating to Annual Meeting of Shareholders (certain portions of such Proxy Statement are incorporated herein by reference and are identified by reference to caption in the text of this report) (24)

23	Consent of PricewaterhouseCoopers LLP

31(a)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31(b)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005. Such Exhibit is incorporated herein by reference.

(2)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. Such Exhibit is incorporated herein by reference.

(3)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on May 27, 2005. Such Exhibit is incorporated herein by reference.

(4)	Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005. Such Exhibit is incorporated herein by reference.

(5)
Filed with the Commission as an Exhibit to the Company’s Definitive Proxy Statement dated May 15, 2006, which Proxy Statement was filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. Such Exhibit is incorporated herein by reference.

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

(10)	Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002. Such Exhibit is incorporated herein by reference.

(11)	Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005. Such Exhibit is incorporated herein by reference.

(12)	Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003. Such Exhibit is incorporated herein by reference.

(13)	Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004. Such Exhibit is incorporated herein by reference.

(14)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on June 10, 2005. Such Exhibit is incorporated herein by reference.

(15)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. Such Exhibit is incorporated herein by reference.

(16)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K/A on October 29, 2004. Such Exhibit is incorporated herein by reference.

(17)	Filed with the Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 28, 2006. Such Exhibit is incorporated herein by reference.

(18)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on March 6, 2006. Such Exhibit is incorporated herein by reference.

(19)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on June 7, 2006. Such Exhibit is incorporated herein by reference.

(20)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on August 18, 2006. Such Exhibit is incorporated herein by reference.

(21)	Filed with the Commission as an Exhibit to the Company’s Report on Form S-8 on August 23, 2006. Such Exhibit is incorporated herein by reference.

(22)	Filed with the Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2006. Such Exhibit is incorporated herein by reference.

(23)	Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on October 27, 2006. Such Exhibit is incorporated herein by reference.

(24)	To be filed with the Commission on or about May 24, 2007.