Form 10-K/A
period 2007-02-03
BOMBAY COMPANY INC
filed 2007-06-04
CIK 96287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the transition period from                      to
Commission file number 1-7288
The Bombay Company, Inc.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	75-1475223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

550 Bailey Avenue
Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(817) 347-8200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value, $1 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing price of the stock on July 29, 2006 was approximately $77,805,122.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at April 17, 2007
Common stock, $1 par value	36,441,493
DOCUMENTS INCORPORATED BY REFERENCE:
The Annual Report on Form 10-K filed on behalf of the Company on May 4, 2007 is incorporated by reference in Part III.

INDEX

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits

Signatures

Index to Exhibits
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Seciton 906
Standards of Director Independence
EXPLANATORY NOTE
The Bombay Company, Inc. (the “Company”) is filing this Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (which was filed on May 4, 2007) (the “Form 10-K”) to set forth the information required by items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. This Form 10-K/A amends only those sections indicated and all other portions of the Company’s original Form 10-K filing remain in effect.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Board of Directors of the Company

			Director	Term to
Director’s Name	Age	Principal Occupation	Since	Expire
Susan T. Groenteman	53	Chief Investment Officer Aimbridge Holdings	2003	2008

Paul V. Higham	60	Owner H Factor	2005	2009

Paul J. Raffin	53	Chief Executive Officer, US Operations Frette, Inc.	2002	2010

Julie L. Reinganum	51	President and Chief Executive Officer Pacific Rim Resources, Inc.	2000	2010

Laurie M. Shahon	55	President Wilton Capital Group	2003	2008

David B. Stewart	68	Chief Executive Officer	2006	2008

Bruce R. Smith	65	Business Consultant	1999	2010

Nigel Travis	57	President and Chief Executive Officer Papa John’s International, Inc.	2000	2009
Additional information regarding the three nominees for election as directors of the Company is as follows:
Susan T. Groenteman was elected to the Board of Directors in May 2003. She is currently Chief Investment Officer of Aimbridge Holdings, a position she has held since February 2004. Aimbridge Holdings owns businesses engaged in the financial services, hospitality and automotive industries. Ms. Groenteman was formerly Chief Investment Officer of Crow Holdings, Inc. in Dallas, Texas, where she was employed from 1986 to 2003. Crow Holdings is a diversified investment holding company with a variety of interests including financial investments, real estate related businesses and other private operating businesses. Ms. Groenteman’s career includes positions at General Electric Credit Corporation, Arthur Andersen, where she practiced as a Certified Public Accountant, and at Trammell Crow Hotel Company. She also serves as President and board member of Gilda’s Club North Texas, a charitable cancer support organization.
Paul V. Higham was elected to the Board of Directors in June 2005. He is currently the owner of H Factor, a marketing consulting company, which he created following his retirement from Wal-Mart Stores Inc. as its Senior Vice President and Chief Marketing Officer, a position held from 1988 to 2002. During his tenure, Wal-Mart grew from $19 billion in sales to $219 billion in sales, making Wal-Mart the largest company in the world. Prior to joining Wal-Mart, he was Vice President of Advertising for Target Stores. Mr. Higham was inducted into the Retail Hall of Fame in 2000. He is the recipient of many honors and awards, including the first Ad Age Marketer of the Year award, the Pro Bono Publico award, recognition from the Environmental Programme of the United Nations, The President’s Award from the International Mass Retailer Association, and the Science Award from The Gallop Organization. Mr. Higham has served as advisor for a number of other organizations including the Marketing Advisory Board of the United States Postal Service, the Wal-Mart Foundation, the National Retail Federation, the Grocery Marketing Association and the Newspaper Association of America.
Paul J. Raffin was elected to the Board of Directors in December 2002. Mr. Raffin was named Chief Executive Officer of Frette, Inc. effective February 26, 2007. Frette, Inc. is a leading provider of luxury linens and homewares. Prior to joining Frette, Inc. Mr. Raffin was President of Express, Inc., a $2.0 billion division of Limited Brands, since March 2004, after having served as Executive Vice President of Merchandising since 1997. Prior thereto, he was President, Mail Order of J. Crew from 1995 to 1997, President of Gant, a division of Crystal Brands, from 1994 to 1995 and President of the Colours and Coloursport Division of Colours by Alexander Julian from 1990 to 1994 after being Vice President, General Merchandising Manager from 1986 to 1990. Mr. Raffin began his retailing career at Bloomingdale’s in 1975 and has also held various management positions at Izod Lacoste (Division of General Mills), Merona Sport (Division of Oxford Industries) and Tricots St. Rafael.
Julie L. Reinganum has been a member of the Board of Directors since August 2000. Since 1988, she has been President and Chief Executive Officer of Pacific Rim Resources, Inc., a management consulting firm serving multinational corporations. Prior thereto, Ms. Reinganum held positions at American International Group from 1986 to 1988 and at Pacific Telesis International from 1984 to 1986. From 1979 to 1982, she worked for the National Committee on US-China Relations. Ms. Reinganum serves on the boards of Hopkins Nanjing Center for Chinese and American Studies, the University of San Francisco Center for the Pacific Rim and Golden Javelin Ltd., a Hong Kong investment firm.
Laurie M. Shahon was elected to the Board of Directors in May 2003. She is the founder and President of Wilton Capital Group, a private direct investment firm headquartered in New York City. The primary focus of Wilton Capital is consumer products, retailing, financial institutions, distribution, healthcare and telecommunications. Ms. Shahon’s background includes positions with Morgan Stanley, Salomon Brothers and ‘21’ International Holdings. She also serves on the Board of Directors of Eddie Bauer Holdings, Inc. and Knight Capital Group, Inc.
David B. Stewart was elected to the Board and named Chief Executive Officer in June 2006. From 2000 to 2006 Mr. Stewart was the President of Blockbuster Video Canada, Inc., a subsidiary of Blockbuster, Inc., which operates over 440 home entertainment specialty stores in Canada. From 1997 to 2000, he was President and CEO of Marks & Spencer (Canada), a subsidiary of Marks and Spencer Group plc, a retailer of mid-priced clothing, food and household items, where he led a strategic repositioning and ultimately the wind-down of the 50-store Canadian operations. From 1993 to 1997, he was the President and CEO of UCS Group, a multi-concept national specialty retail chain with over 500 stores in Canada, where he was credited with returning the company to profitability, developing a more streamlined organization and managing the company through a change of control to a European buyer. From 1991 to 1993, he served as President and CEO of Brettons, Inc., a chain of high-end men’s and women’s specialty fashions based in Toronto, where he implemented a turnaround strategy and successfully initiated the process that resulted in the sale of the chain. From 1989 to 1991, Mr. Stewart was the Senior Vice President of Merchandising and Marketing of ChildWorld, Inc., of Avon, Massachusetts, then the second largest toy supermarket chain in the United States with sales of $1 billion. From 1970 to 1986, he held various management positions with Sears Canada, Inc., and Sears, Roebuck & Company including Vice President, Men’s and Children’s Apparel.
Bruce R. Smith joined the Board of Directors in September 1999. Mr. Smith retired from his consulting practice in 2005. Prior thereto, he served as a founding partner of i3 Partners Consulting, which provides Board and CEO-level consulting to companies and equity capital firms focusing on sales, marketing and business development management. He also was a principal with Nextera/Sibson Consulting Group, responsible for the creation and business development of the equity capital services practice. From 1994 to 1998, Mr. Smith served as Chairman of the Board, President and Chief Executive Officer of Integration Alliance Corporation, a distribution, integration and marketing company that provided a high value, complex systems channel model for the Hewlett Packard UNIX, 3000 and NT environments. Prior thereto, he was President, Client Systems Company of Distribution Resources Corporation from 1991 to 1994. He also served as a founding board member of Alternative

Resources Corp., a NASDAQ company, and Jefferson Wells International, which was sold to Manpower, Inc. in 2002.
Nigel Travis was elected to the Board of Directors in August 2000 and currently serves as Lead Director for the Board. He is also President and Chief Executive Officer and a member of the Board of Directors of Papa John’s International, Inc., as of April 1, 2005, after having served as President and Chief Operating Officer of Blockbuster Inc. until late 2004. While at Blockbuster, Mr. Travis also served as Executive Vice President and President, Worldwide Stores Division from December 1999 to October 2001, as President, Worldwide Retail Operations from 1998 to 1999, as Executive Vice President and President, International from 1997 to 1998 and as Senior Vice President, Europe from 1994 to 1997. Prior to his service with Blockbuster, Mr. Travis was employed by Grand Metropolitan from 1985 to 1994, with his final position as Managing Director, Europe, Middle East and Africa for Burger King Corporation, headquartered in Uxbridge, England. Mr. Travis also served as the senior independent director and was a member of the Audit Committee of the Board of Directors of Limelight, PLC in the UK from October 1996 to August 2000.
Executive Officers of the Company
The executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Their respective ages, positions held and tenure as officers are as follows:

			Officer of the
Name	Age	Position(s) Held with the Company	Company Since
David B. Stewart	68	Chief Executive Officer	2006

Steven C. Woodward	50	Executive Vice President and General Merchandise Manager	2004

Elaine D. Crowley	48	Senior Vice President, Chief Financial Officer and Treasurer	1996

Donald V. Roach	49	Senior Vice President, Operations	2002

Michael J. Veitenheimer	50	Senior Vice President, Secretary and General Counsel	1985

Vicki L. Bradley	41	President, Bombay Canada	2005
Business Experience
David B. Stewart’s biographical information may be found in the section entitled “Board of Directors of the Company.”
Steven C. Woodward was named Executive Vice President in June 2005 after he rejoined the Company on August 4, 2004 as Senior Vice President and General Merchandise Manager. He served as President and Chief Executive Officer of Illuminations, a privately owned boutique retailer of premium candles and home accents from August 2002 until July 2004, after having served as Senior Vice President, Merchandising of Bombay from August 1998 until July 2002. Prior thereto, he was Vice President of The Home Store Merchandise group at Service Merchandise from November 1997 until July 1998, after holding various positions at Pier 1 Imports from August 1992 to October 1997, including Vice President of Furniture, Textiles and Decorative Accessories.
Elaine D. Crowley was named Senior Vice President, Chief Financial Officer and Treasurer in February 2002, after having served as Vice President, Chief Financial Officer and Treasurer since December 2000. She was named Vice President, Finance and Treasurer in January 1996, after having served as Corporate Controller since January 1995. Ms. Crowley was Executive Vice President, Operations of The Bombay Company division from January 1994 to January 1995, Vice President and Controller from January 1991 to December 1994, and Controller from August 1990 to December 1990. Ms. Crowley was with Price Waterhouse from 1981 to 1990.
Donald V. Roach was named Senior Vice President, Operations in August 2005. Mr. Roach served as Senior Vice President, Strategic Planning from September 2002 to August 2005. He joined Bombay in March 2002 as Vice President, Finance after having served as Acting Chief Financial Officer on a consulting basis for Guess? Inc. from March 2001 until February 2002, and as Executive Vice President, Chief Operating Officer of eFanshop Inc. from October 2000 to January 2001. Mr. Roach has held a number of positions at Footstar Inc. and Melville Corporation and its subsidiaries, including Senior Vice President, Operations and Finance at Footaction USA from 1997 to 2000, Vice President and Corporate Controller at Footstar Inc. from 1996 to 1997, Senior Vice President and Chief Financial Officer of Footaction USA from 1991 to 1996 and Vice President and Chief Financial Officer of Fan Club from 1990 to 1991.
Michael J. Veitenheimer was named Senior Vice President, Secretary and General Counsel on February 7, 2006 after having served as Vice President, Secretary and General Counsel since August 1994. Mr. Veitenheimer joined Bombay in November 1983 as General Counsel and Assistant Secretary, and was named Secretary of the Company in July 1985. Prior thereto, Mr. Veitenheimer was in private practice of law in Fort Worth, Texas.
Vicki L. Bradley served as President of The Bombay Furniture Company of Canada Inc., the Company’s Canadian subsidiary, a position held since October 1999. In April 2006 she was added as a member of management’s Executive Committee. Prior to joining Bombay-Canada, she was Vice President of Sales and Operations for Marks & Spencer and spent a number of years with The Northern Group, a division of Woolworth/Venator in the U.S. and Canada.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and certain persons or groups who beneficially own more than ten percent of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the applicable national securities exchange. Such officers, directors and beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filings applicable to its executive officers, directors and beneficial owners in excess of ten percent were properly filed during Fiscal 2006 except that Form 4’s for Mr. Paul Higham, Ms. Laurie Shahon, and Mr. Nigel Travis reporting the purchase of 1935, 1382 and 1327 shares of common stock, respectively, which were purchased with quarterly director fees for the period ended January 29, 2006, were not filed until July 25, 2006.
Business Conduct and Ethics
The Company is committed to conducting business lawfully and ethically. The Board of Directors and all of our employees, including our Chief Executive Officer and senior financial officers, are required to act at all times with honesty and integrity. Our Code of Business Conduct and Ethics covers areas of professional conduct, including conflicts of interest, the protection of corporate opportunities and assets (including intellectual property), employment policies, confidentiality and vendor standards, and requires strict adherence to all laws and regulations applicable to our business. Our Code of Business Conduct and Ethics also describes the means by which an employee can anonymously report any actual or apparent violation of our Code of Business Conduct and Ethics. A complete copy of our Code of Business Conduct and Ethics is available on line at www.bombaycompany.com in the “Investor Relations” section.
Audit and Finance Committee.
The purpose of the Audit and Finance Committee is to assist the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities on matters relating to:
•	the monitoring of the quality and integrity of the Company’s financial statements and accounting and reporting practices;

•	the adequacy of the Company’s internal controls over financial reporting;

•	the independence, qualifications and performance of the Company’s internal audit function and the Company’s independent registered public accounting firm;

•	the compliance with the Company’s Code of Business Conduct and Ethics as well as legal and regulatory requirements;

•	preparing the report required by the rules of the Securities and Exchange Commission to be included in our annual Proxy Statement or Annual Report on From 10-K; and

•	such other matters as may be delegated to the Committee from time to time by the Board of Directors.
Each member of the committee (Ms. Susan T. Groenteman, Ms. Julie L. Reinganum and Ms. Laurie M. Shahon) is an independent director under the Company’s independence standards and the listing standards of the New York Stock Exchange. All the Committee members are “financially literate,” and the Board has determined that Ms. Shahon, the Committee Chair, qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission. The Audit and Finance Committee has the sole authority to retain, compensate and terminate the Company’s independent registered public accounting firm. No member of the committee serves on the audit committee of three or more other public companies. The Committee met ten times during Fiscal 2006 with six meetings by telephone conference calls.
ITEM 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
We design our compensation program to maintain a performance and achievement-oriented environment throughout the Company. The design is also intended to attract, hire, retain and motivate talented and skilled individuals at all levels of the Company. These same goals apply to the design of our executive compensation program.
Generally, we want to pay our executives compensation that is competitive in the marketplace. Annually, we review publicly available information on median compensation paid to executives at other specialty retail companies in and outside our product categories. We use this information as a starting point to examine and set compensation levels for our executives. We also take into account other factors that may not be reflected in the public comparable data such as the level of responsibility of the executive, experience and tenure of the executive, his or her level of performance and the compensation of the executive compared internally to other key salaried employees. Finally, the performance of the Company has an overriding effect on compensation decisions.
The Compensation Committee. The Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”) is responsible for reviewing and approving the Company’s compensation policies, recommending to the Board of Directors the compensation paid to the Company’s executive officers and approving the long-term incentives granted to the Company’s executive officers. The Compensation Committee consists of four independent directors as defined by the New York Stock Exchange listing guides and our director independence standards. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are recommended for approval by the full Board of Directors, except that the Compensation Committee has full authority to administer the Company’s long-term incentive plan. The Compensation Committee does not generally delegate any of its authority to other persons except for the grant of certain equity incentives to employees below the level of vice president, which is delegated to the Chief Executive Officer with a specific maximum number of shares for such awards. The Compensation Committee relies upon the executive officers, our employees and Watson Wyatt, its outside compensation consultant, in order to assist the Compensation Committee in performing its responsibilities. More information about the Compensation Committee’s responsibilities may be found in the Compensation Committee’s Charter, which is available on our website at www.bombaycompany.com in the “Investor Relations” section.
During the latter half of the Company’s 2002 fiscal year, the Compensation Committee initiated a comprehensive review of the Company’s executive compensation process. It engaged Watson Wyatt as its compensation consultant for this analysis. The project resulted in a revised, written executive compensation philosophy and a process for evaluating and competitively compensating the Company’s executive officers which more closely linked compensation to performance. This process was fully implemented in Fiscal 2003 and utilized again for Fiscal 2004 and Fiscal 2005. For Fiscal 2006 a similar process was utilized, but with additional tools such as tally sheets for each of the named executive officers and with a new level of scrutiny. Further, since the Company is in a turnaround situation, the Compensation Committee spent considerable time reviewing and discussing appropriate compensation techniques for a troubled retail sector or to be utilized in a strategic repositioning. Given the difficult business environment, the Compensation Committee set about the task of balancing the need for retaining key executives with a fair compensation plan based principally on the Company’s performance.
Compensation Philosophy. The Company’s long-standing compensation philosophy is to emphasize performance-based compensation incentives, which create a strong focus on growth in earnings per share and the enhancement of shareholder value. This philosophy has not changed. The Compensation Committee has reiterated the philosophy statement that compensation beyond base salary is to be driven by the Company’s and the executives’ achievements on behalf of shareholders. Executive compensation is intended to be performance-based at a level warranted by Company results, the executive’s business unit performance and the executive’s individual contributions, and in line with competitive market compensation practices. The executive compensation process is guided by the following principles:
•	Performance based: In addition to paying base salary, we focus on specific, value-improving performance objectives.

•	Objective: Wherever possible, we use quantitative measures to evaluate both Company and individual executive achievement, recognizing that Compensation Committee and senior executive review and judgment are continually required.

•	Complete: The programs are designed to meet the needs and requirements of the executives, be consistent with industry group survey competitive practice, and be appropriate from a shareholder perspective.

•	Flexible: The executive compensation program will be revised as business conditions, executive needs and shareholder requirements change.

•	Clear and Understandable: The executive compensation program is designed and managed in a way to achieve on-going clarity and understanding through a formal Management by Objectives (“MBO”) program, which incorporates specific executable targets for each named executive officer that are evaluated annually by the Board of Directors.

•	Effective: The executive compensation program is monitored to assure its effectiveness based on motivation, retention and recruitment, among other things.
Components and Objectives of the Compensation Program
The compensation program consists primarily of competitive base salaries, an annual cash bonus program based on successfully achieving predetermined financial and individual performance goals, long-term stock-based incentive compensation through the creation of equity ownership and selected employee benefits, including limited perquisites. These compensation elements address both short-term and long-term strategic performance goals. It is understood that the Company’s success and ability to properly manage its growth and improve shareholder returns depend, to a significant extent, both upon the performance of the Company’s senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. It is further recognized that the inability to recruit and retain such personnel, or the loss of critical management, could have a serious adverse impact on the Company. With these understandings, the Compensation Committee used the following principal objectives to establish the Fiscal 2006 compensation plan:
(1)	officer total compensation was targeted at approximately the median of market levels, although each individual element of compensation, including base salary, annual cash bonus and long-term incentive compensation, may be set above or below the median of market levels;

(2)	a performance-based annual incentive plan design was utilized, with results based on both Company and individual performance practices;

(3)	a comprehensive MBO program was initially contemplated, with quantitative measures to gauge achievements in performance;

(4)	the retention of key management resources was a high priority; and

(5)	equity ownership by senior management needed to continue to grow.
The 2006 Summary Compensation Table sets forth amounts paid for these components to our Chief Executive Officer, Senior Vice President and Chief Financial Officer and our three other highest paid executives for Fiscal 2006. It also reflects amounts paid to our former Chief Executive Officer. We refer to these six executives as our named executive officers.
The Process
We offer our executive officers annual base salaries, annual cash incentive compensation, long-term incentive compensation and other employee benefits that are intended to be competitive with those offered at other specialty retail companies that we believe are likely to compete with us for executive talent. We have engaged Watson Wyatt to review the compensation paid to executive officers holding equivalent positions or having similar responsibilities at these companies. These companies change from time to time. We also use general compensation surveys sponsored by nationally recognized compensation consulting firms, including Watson Wyatt, to assist us in making compensation decisions

The Compensation Committee relies on the Vice President, Human Resources and his staff for input and assistance in coordinating the decision process. Watson Wyatt typically provides the requested market compensation information to the Vice President, Human Resources who reviews the information with the Chief Executive Officer in order to form management’s recommendation to the Compensation Committee. Management’s role in the compensation setting process involves evaluating the compensation information, evaluating executive officer performance and making recommendations to the Compensation Committee with regards to salary levels, annual cash incentive compensation, long-term compensation awards (restricted stock and stock options) and other employee benefits. No recommendation is made by management regarding compensation of the Chief Executive Officer. The Chief Executive Officer, Vice President, Human Resources and the Corporate Secretary attend the Compensation Committee meeting to present the recommendations, and are excused for executive session for committee deliberation and discussions.
For Fiscal 2006, Watson Wyatt provided compensation information for 16 peer companies. Prior to Fiscal 2006, we generally benchmarked the compensation that we paid to our executive officers against the 60th percentile of compensation that our designated peer companies paid to their executives. This was re-examined for 2006 and we now benchmark against median compensation of our peer group because it continues to allow us to attract and retain employees, provides an incentive for employees to strive for better than average performance to earn better than average compensation, and helps us to manage the overall cost of our compensation program. The compensation information provided by Watson Wyatt includes median base salary, annual cash incentive compensation, long-term incentive compensation and total direct compensation. The Company aims to set target total direct compensation, which is the sum of base salary, annual cash incentive compensation and long-term incentive compensation, at the median of market levels. Individual elements of compensation may be set above or below the median of market levels and there is no specific policy regarding how the elements are allocated except that target bonuses are set as a percentage of base salary. These peer companies included:
•	Children’s Place Retail Stores, Inc.

•	Chico’s FAS, Inc.

•	Cost Plus, Inc.

•	Tuesday Morning Corporation

•	Haverty Furniture Companies, Inc.

•	Big 5 Sporting Goods Corporation

•	Sharper Image Corporation

•	Gander Mountain Company

•	Gymboree Corporation

•	Restoration Hardware, Inc.

•	Party City Corporation

•	Brookstone, Inc.

•	A. C. Moore Arts & Crafts, Inc.

•	Hancock Fabrics, Inc.

•	Wilsons The Leather Experts Inc.

•	Kirklands, Inc.
Use of Tally Sheets. When reviewing proposed changes in compensation for our executive officers, we prepare a tally sheet for each executive. Tally sheets set forth the dollar amounts of all components of each executive officer’s current compensation, including salary, annual cash incentive compensation, long-term incentive compensation, retirement and savings programs, health and welfare programs and other executive benefits, including perquisites. These tally sheets allow the Compensation Committee, the Board of Directors and management to review how a change in the amount of each compensation component affects each named executive officer’s total compensation and to review each named executive officer’s total compensation in the aggregate. Based upon the Fiscal 2006 review of tally sheets, the Compensation Committee determined the total compensation, in the aggregate, for our named executives to be reasonable and not excessive.
The Compensation Committee and management also reviewed potential compensation payments to our named executive officers under retirement and termination circumstances, including termination in the event of a change in control of our Company. This review included potential severance payment obligations, potential values of accelerated shares of restricted stock and stock options and projected payment obligations in connection with our retirement and savings programs, health and welfare plans, and other executive benefits.
The Company generally does not consider the amount realizable by an executive officer pursuant to prior compensation when making compensation decisions.
Compensation of the Chief Executive Officer
In October 2005, we announced that Mr. James D. Carreker would be retiring from the Company when his contract ended in June 2006 and that the Company was searching for a new Chief Executive Officer. We asked Watson Wyatt to compile current market compensation information for chief executive officers. We reviewed this information (in addition to that of the peer companies) because the base salary and long-term equity compensation for Mr. Carreker had been established at the commencement of his employment in June 2003 and had not changed. Watson Wyatt provided us with the median amount of salary, annual cash incentive compensation, long-term incentive compensation and total direct compensation paid to chief executive officers at the peer companies, as well as general market data from commercially available surveys from nationally recognized compensation consultants. Using this information, Watson Wyatt and the Compensation Committee compiled a competitive compensation program for the new Chief Executive Officer, Mr. David B. Stewart.
Mr. Stewart’s employment agreement specified a base salary of $600,000 per year, subject to revisions by the Board of Directors, a target bonus opportunity equal to 75% of his base salary, but capped at no more than 200% of base salary and a grant of 550,000 stock options that vest over a three year period. The Board of Directors determined that this was an appropriate compensation arrangement for the Company’s new Chief Executive Officer, and approved this compensation arrangement on June 5, 2006. More complete details of this agreement are outlined in the Summary Compensation Table and the tables that follow.
Base Salaries
The Compensation Committee reviews and recommends salaries for the Chief Executive Officer and the other executive officers to the Board of Directors, generally on an annual basis. Recommended base salaries are reviewed and set by the full Board of Directors based on information derived from the industry peer group comparative information and national surveys of compensation data, as well as evaluations of the individual executive officers’ positions, performance and contributions. In making salary decisions, the Compensation Committee exercises its discretion and judgment with no specific formula being applied to determine salary levels. Each executive officer is evaluated as to such executive’s overall performance and contributions to determine the appropriate salary merit increase on a relative individual basis and to meet an overall Company salary merit increase budget. Salaries of Company executive officers are generally set at or near median levels as reflected in the peer group data from Watson Wyatt. Prior to his retirement in June 2006, we paid Mr. Carreker an annual salary of $600,000. Mr. Stewart, who was hired as our new Chief Executive Officer following Mr. Carreker’s retirement, also earns a $600,000 annual salary. For Fiscal 2006, salary adjustments were made as set forth below. For Fiscal 2007, management recommended that no salary adjustments be made. The Compensation Committee requested that Watson Wyatt confirm the competitiveness of continuing at the 2006 salary levels and approved management’s recommendation, as reflected in the table.

Name	2005 Salary	2006 Salary		2007 Salary
David B. Stewart	N/A	$600,000	(1)	$600,000
Elaine D. Crowley	$246,000	$256,000		$256,000
Donald V. Roach	$220,000	$235,000		$235,000
Michael J. Veitenheimer	$212,000	$225,000		$225,000
Steven C. Woodward	$300,000	$315,000		$315,000

(1)	Mr. Stewart was paid the pro rata portion of his annual salary from his date of hire in June 2006 through the end of the fiscal year.
Annual Cash Incentive Compensation
Our executive compensation program includes an annual cash incentive opportunity for our executives under the Company’s Executive Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides for the creation of a bonus pool based upon a number of different measurements of shareholder return, including any or all of the following: revenue, gross margin, selling general and administrative expenses, operating profits, return on assets, and/or improvement in earnings. The bonus pool is derived by setting aside bonus dollars to fund the pool at various levels of satisfaction of the measurement selected and contains certain thresholds that must be met for the payment of any bonus. The specific shareholder return measurement elements, along with the minimum thresholds, are established by the Compensation Committee and recommended for approval annually to the Board of Directors. For Fiscal 2006, the Company performance measure applied to determine payouts under the Incentive Plan was pre-tax, pre-bonus income.
Annual incentive bonuses are designed to satisfy the Compensation Committee’s belief that a significant portion of the annual compensation of each executive officer should be contingent upon Company performance, with a lesser, but still meaningful, portion tied to the satisfaction of specific individual performance criteria established pursuant to the MBO program, provided minimum Company performance thresholds are successfully met. Traditionally, each year the Compensation Committee worked with the Chief Executive Officer to develop and approve the appropriate individual performance measures to apply under the MBO program for each executive officer if the threshold Company performance criteria were satisfied. The MBO criteria are designed to measure each executive officer’s individual performance and generally include specific, objective, executable targets for each named executive officer. Factors that were considered for measurement of individual performance include any or all of the following: revenue, gross margin, selling, general and administrative expense, gross or net income, cash flows, expense levels, debt balance, inventory shrinkage, growth plans, operating profits and/or return on assets. For Fiscal 2006, the bonus allocation for the Chief Executive Officer was based 100% on Company performance, and, as initially contemplated, for the other executive officers the bonus allocation was based 75% on Company results and 25% on individual performance.
Historically, the Compensation Committee and Board of Directors have determined that 70% of the target Company performance measure must be met before we pay any annual incentive compensation, subject to the Compensation Committee’s discretion to make adjustments for non-recurring or unusual items. For Fiscal 2006, the Compensation Committee, at its February 28, 2006 meeting, recommended and the Board of Directors approved a bonus plan based upon two halves of the fiscal year; one for the Spring season and one for the Fall season, with approximately 40% of the bonus opportunity relating to the Spring plan and 60% of the bonus opportunity relating to the Fall plan. The target threshold under the Spring plan was pre-tax, pre-bonus income improvement of approximately $8 million over the first half of Fiscal 2005 results and the target threshold under the Fall plan was pre-tax, pre-bonus income improvement of approximately $11 million over the second half of Fiscal 2005 results. Under the two-part plan, bonus dollars were to begin to accrue for the Spring plan at 65% of the pre-tax pre-bonus income target and at 77% of the pre-tax pre-bonus income target for the Fall plan. If these thresholds would have been met or exceeded in Fiscal 2006, the annual incentive bonus pool dollars would have increased ratably on a scale established by the Compensation Committee and approved by the Board of Directors. Although structured as a two-part plan with independent bonus opportunities, the bonus grid for the Fall season was such that, even if the Spring season target was not achieved, if the Fall season results met or exceeded the targeted annual results (the total of both Spring and Fall targets), the full targeted bonus, as reflected as a percentage of salary, could be achieved.
If the Company performance measures are satisfied, the portion of each executive officer’s target bonus relating to Company performance is earned and the Compensation Committee and Board of Directors must determine whether the executive met his or her individual MBO performance criteria to earn the individual performance bonus.

Target bonus levels are based on a percentage of each named executive officer’s base salary, ranging from 50% to 75%. The table below sets forth the threshold, target and maximum cash incentive amount levels, as a percent of salary, for our named executive officers.

	2006 Incentive Amount as Percentage of Salary
Name	Threshold		Target	Maximum
David B. Stewart	0	(1)	75%	150%
Elaine D. Crowley	0		50%	No Maximum
Steven C. Woodward	0		50%	No Maximum
Donald V. Roach	0		50%	No Maximum
Michael J. Veitenheimer	0		50%	No Maximum

(1)	Pursuant to his employment agreement, Mr. Stewart was paid a minimum guaranteed bonus for Fiscal 2006 of $131,250, which was not conditioned upon any performance measure.
Fiscal 2006 was a transition year and the MBO process was interrupted and the process of locating and hiring a new Chief Executive Officer in late 2005 and continuing into the beginning of Fiscal 2006. Due to these activities, and the subsequent departure of the Vice President of Human Recourses, the MBO setting process that began in February 2006 was not completed and full attention was turned toward managing the transition to a new Chief Executive Officer and the process of implementing his new strategic direction for the Company. Mr. David B. Stewart was hired as the new Chief Executive Officer in June 2006. Shortly thereafter, three executive officers were relieved of their duties and their prior responsibilities were assigned to other current executive officers. Due to the substantial reallocation of duties and responsibilities, it was determined that the bonus opportunity for the executive officers in Fiscal 2006 would be based solely on Company performance for the fiscal year.
The Company’s performance for Fiscal 2006 was reviewed by the Compensation Committee on February 7, 2007, and it was determined that the results did not meet the minimum profit threshold criteria for either season of the fiscal year. Therefore, no bonuses were earned. The Compensation Committee does not have discretion to make bonus payments under the Incentive Plan if the Company does not achieve the minimum thresholds. The absence of performance-based bonus payments is reflected in the Summary Compensation Table.
For Fiscal 2007, the Compensation Committee recommended and the Board of Directors approved an annual cash incentive program centered upon management’s ability to show significant improvements over the prior year as the Company attempts to reverse several years of significant losses. Given the financial condition of the Company, it was the opinion of the Compensation Committee and the Board of Directors, that the best measure for on-going liquidity and the critical driver for successfully completing a strategic transaction or attracting a new capital investor is “Adjusted EBITDA” defined as net earnings / loss before interest, taxes, depreciation and amortization and certain other non-cash charges including amortization of landlord allowances, the adjustment to expense rents on a straight-line basis over the life of the lease and stock option expense. Executive management, the Board of Directors and the Company’s outside financial advisors have created a multi-year plan to reverse the negative EBITDA trend and to return the Company to positive cash flow and ultimately to profitability. Due to the critical nature of the turnaround efforts and the necessary focus on both operational improvements and strategic alternatives to preserve and improve shareholder value, the Compensation Committee has determined that for Fiscal 2007, executive bonuses will be based entirely on Company results and individual MBO’s will not factor in the ultimate bonus determination.
The Fiscal 2007 bonus plan begins to fund bonus pool dollars upon the accomplishment of the Board-approved business plan, which requires an improvement of Adjusted EBITDA of approximately 30%. If this is accomplished, the executive officers (as well as other members of management in the pool) would earn bonuses equal to half of their individual targets. With this starting point, a grid was formed such that higher levels of improvement in Adjusted EBITDA create higher bonus opportunities. An improvement of approximately 40% over the prior year would result in bonuses at 75% of target and an improvement of approximately 50% would result in the executive officers earning their full target bonus for the year. Unlike the prior year, bonuses for all executive officers are capped at 100% of target. For Fiscal 2007, the executive officers’ bonus opportunities are again reflected as a percentage of base salary, at the same levels as were in place for Fiscal 2006, although the threshold is different, as described below.

	2007 Incentive Amount as Percentage of Salary
Name	Threshold	Target	Maximum
David B. Stewart	37.5%	75%	75% (1)
Elaine D. Crowley	25%	50%	50%
Steven C. Woodward	25%	50%	50%
Donald V. Roach	25%	50%	50%
Michael J. Veitenheimer	25%	50%	50%

(1)	Mr. Stewart has voluntarily agreed to reduce his contractual bonus maximum of 150% of base salary for Fiscal 2007.
Historically, full target bonuses were earned if the Company achieved its business plan with respect to the measure selected to accrue bonus dollars, typically pre-tax, pre-bonus income. For Fiscal 2007, if management achieves the business plan as it relates to the Adjusted EBITDA measure, only half of target bonuses are earned. If results do not achieve the minimum Adjusted EBITDA target, no bonuses are earned. Management is required to exceed its Adjusted EBITDA measure of the business plan to earn full target bonuses. It is the judgment of the Compensation Committee and the Board of Directors that this plan and its related thresholds of improvement to fund bonus dollars meet the requirement that such bonuses be performance-driven and the achievement of these measures will drive significant shareholder value.
Long-Term Incentive Compensation
The Compensation Committee considers the recommendation of, and relies on information provided by, the Chief Executive Officer in determining awards to be granted to the other executive officers. Historically, the Compensation Committee has relied on stock options and restricted stock with vesting schedules to provide long-term incentive compensation. Stock options are granted with an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant. Options generally vest over a three or four-year period and are not dependent on further individual performance criteria. The Compensation Committee has also utilized restricted stock grants that generally vest over a three or four year period. The Compensation Committee believes that the periodic grant of time-vested stock options and restricted stock provides an incentive that focuses the executive officers’ attention on managing the business from the perspective of owners with an equity stake in the Company. It further motivates executive officers to maximize long-term growth and profitability because value is created in the options only as the Company’s stock price increases after the option is granted. Finally, since both stock options and restricted stock grants vest over time, such grants have been utilized for retention of executive officers and key employees.
Long-term incentive opportunities are intended to be competitive with market long-term incentive opportunities. Therefore, we do not generally consider the amount of outstanding stock options and shares of restricted stock currently held by an executive officer when making awards of stock options and restricted stock.
The number of shares covered by such awards is determined based upon benchmarks for comparable positions at peer companies (as provided by Watson Wyatt), an assessment of the individual’s performance and other factors such as retention. The Compensation Committee generally aims to grant annual long-term equity awards valued at an amount that approximates the 50th percentile of competitive market positions according to data provided by Watson Wyatt. For Fiscal 2005, the Compensation Committee had lowered grant values significantly at all levels consistent with marketplace trends, and had also adjusted the mix of awards to increase emphasis on restricted stock and decrease emphasis on stock options. For Fiscal 2006, the

Compensation Committee maintained the same total grant values as in Fiscal 2005, using Black-Scholes calculations, but placed exclusive emphasis on stock options based upon recommendation of Watson Wyatt. On March 3, 2006, members of senior management, including the executive officers, were awarded stock options which vest at the rate of 25% per year and have a seven-year life. Additionally, recognizing the major objective of retaining key management during the Company’s turnaround efforts, the Compensation Committee approved retention awards of stock options to the executive officers and authorized such awards below this level to key employees as determined by the Chief Executive Officer. Each retention option grant is scheduled to vest in full on March 3, 2008 and has a seven-year life. Further information about the option grants and the valuation of such options is provided in the Summary Compensation Table, Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table.
Awards are granted pursuant to the 1996 Long-Term Incentive Stock Plan, which was replaced by the 2006 Employee Stock Incentive Plan approved by shareholders in 2006, at the discretion of the Compensation Committee, generally once per year. We have consistently granted long-term equity awards near the beginning of each new fiscal year, generally at the first or second meeting of the Compensation Committee for such period. These meetings are generally scheduled approximately one year in advance. Due to the heightened scrutiny on equity grant practices, the Compensation Committee initially determined that the 2007 equity grants would be awarded on the third day following the public announcement of the Company’s year-end earnings, subject to normal Securities and Exchange Commission and corporate legal restrictions caused by circumstances at that time; however, because of the Company’s announced engagement of investment bankers to review strategic alternatives and issues with respect to the Company’s year-end audit opinion that were not publicly known, the 2007 equity grants were postponed until following the public filing of the Company’s annual report on Form 10-K.
For Fiscal 2007, the Compensation Committee considered information provided by Watson Wyatt regarding equity grant guidelines and targets for competitive pay and a recommendation of the Chief Executive Officer and concluded that restricted stock grants vesting at the rate of 25% per year over a four-year period were appropriate for each of the executive officers. Mr. Stewart was not granted an annual equity award because his employment agreement provided for the equivalent of a three year award when he was hired as Chief Executive Officer. Based upon such analysis, on May 24, 2007, the Compensation Committee issued restricted stock grants as follows:

Elaine D. Crowley	125,000 shares
Donald J. Roach	100,000 shares
Michael J. Veitenheimer	100,000 shares
Steven C. Woodward	100,000 shares
In each instance, the value of grant is substantially below the target of the 50th percentile of competitive market positions, but it was determined by the Compensation Committee that such grants created an appropriate incentive to each executive officer to achieve the corporate goals of improving operating performance and effecting a possible corporate transaction to enhance shareholder value.
Retirement
We provide our executive officers with various retirement and savings programs, health and welfare programs, and employment benefit plans, programs and arrangements generally available to all employees. Other than the acceleration of vesting of stock options and restricted stock grants and an extension of the period to exercise stock options, which are available to all individuals who receive such grants, there are no other retirement benefits made available to executive officers.
Perquisites and Other Personal Benefits
We also provide our named executive officers and senior executives with perquisites and other benefits that the Company and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain senior employees for key positions.

The Company annually reviews the level of perquisites and other personal benefits provided to the named executive officers and others through the tally sheet review process described earlier. During Fiscal 2006, various named executive officers were provided financial planning assistance, personal liability insurance, an annual physical exam, lunch club membership and reimbursement of legal fees. We also provided limited tax gross-ups on legal fees re-imbursements and selected relocation expenses for Mr. David Stewart. We have set forth the costs of providing these perquisites in the “All Other Compensation” column of the 2006 Summary Compensation Table.
Our executive benefit program includes an executive long-term disability program. The amount for this program is also included in the “All Other Compensation” column of the 2006 Summary Compensation Table.
Change of Control Severance Agreements
To ensure continuity and the continued dedication of our executives during any period of uncertainty caused by the possible threat of a takeover, we have entered into Change of Control Severance Agreements with our executive officers, excluding the Chief Executive Officer, who has similar protections in his employment agreement. In 2006, the Compensation Committee engaged Watson Wyatt to evaluate our existing severance pay policies in order to determine if contractual agreements were appropriate and, if so, what provisions of these agreements would be comparable to market practices. Watson Wyatt’s evaluation included a review of the change in control trigger threshold, single versus double triggers, severance pay multiples, continuation of retirement, health and welfare benefits, excise tax gross-ups, and the impact of Section 409A of the Internal Revenue Code.
Based upon this evaluation, the Compensation Committee approved the form of agreement and we entered into agreements with each of our executive officers except Mr. Stewart on August 14, 2006. Information regarding these severance agreements, including the estimated amounts payable to each named executive, is set forth under the heading “Potential Payments upon Termination or Change in Control.”
Stock Ownership Guidelines
In 2003 the Compensation Committee established stock ownership guidelines for executive officers. These guidelines are intended to increase the officers’ equity stake in the Company and more closely align their interests with those of the shareholders. These guidelines provide that, over a five-year period:
•	the chief executive officer should acquire and maintain stock ownership equal in value to five times his base salary;

•	executive and senior vice presidents should acquire and maintain stock ownership equal in value to twice their base salaries; and

•	vice presidents should acquire and maintain stock ownership equal to their base salaries.
Stock held directly, stock held indirectly through the Company’s 401(k) Retirement Plan and a portion of each restricted stock award are taken into consideration when calculating whether an officer meets his or her stock ownership guideline. The Compensation Committee reviews the status of ownership guidelines annually. Incident to its compensation review process for 2006, the Compensation Committee acknowledged the low current stock price and concluded the number of shares called for by the guidelines was unrealistic. However, the Compensation Committee concluded that the equity position of each executive officer was sufficient to appropriately align their interests with those of shareholders.
Consideration of Tax Consequences in Determining Compensation
The Compensation Committee considers the potential impact of Section 162(m) of the Internal Revenue Code, which imposes a $1 million limit per year on the corporation tax deduction for compensation (including stock-based compensation such as stock options) paid with respect to each of the top five executive officers of publicly-held corporations, unless, in general, such compensation is performance-based and approved by shareholders. It is the Company’s present intention that all amounts paid to its executives be fully deductible under the applicable tax laws. To maintain this deductibility, the Compensation Committee adopted and the Board of Directors and shareholders approved the 1996 Long-Term Incentive Stock Plan, the 2006 Employee Stock Incentive Plan and the Executive Management Incentive Compensation Plan, as amended.
Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this document. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.
Bruce R. Smith, Chairman
Paul V. Higham
Paul J. Raffin
Julie L. Reinganum
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended February 3, 2007.
Other than Mr. Stewart’s guaranteed bonus inherent to his being hired as Chief Executive Officer, no named executive officer received payments which would be characterized as “Bonus” payments for the fiscal year, and since performance thresholds were not satisfied, no named executive officer received payments which would be characterized as “Non-Equity Incentive Plan Compensation” for the fiscal year.
Based on the fair value of equity awards granted to named executive officers in 2006 and the base salary of the named executive officers, “Salary” accounted for approximately 47 to 69% of the total compensation of the named executive officers and since no incentive bonuses were paid, incentive compensation did not account for any portion of total compensation of the named executive officers.

									Change In
									Pension Value
									and Nonqualified
								Non-Equity	Deferred
					Stock		Option	Incentive Plan	Compensation	All Other
Name and		Salary		Bonus	Awards		Awards	Compensation	Earnings	Compensation		Total
Principle Position	Year	($)		($)	($) (1)		($) (2)	($)	($)	($) (3)		($)
David B. Stewart Chief Executive Officer (4)	2006	403,846	(5)	131,250 (6)	0		262,030	0	0	60,703	(7)	857,829

Elaine D. Crowley Senior Vice President, Chief Financial Officer and Treasurer	2006	256,000		0	23,815		77,463	0	0	11,863	(8)	368,441

Steven C. Woodward Executive Vice President and General Merchandise Manager	2006	315,000		0	73,363		113,047	0	0	10,674	(9)	512,084

Donald V. Roach Senior Vice President, Operations	2006	235,000		0	27,339		68,029	0	0	12,046	(10)	342,414

Michael J. Veitenheimer Senior Vice President, Secretary, General Counsel and Human Resources	2006	225,000		0	23,815		68,029	0	0	12,893	(11)	327,774

James D. Carreker Former Chief Executive Officer and Chairman of the Board (12)	2006	247,163	(13)	0	203,853	(14)	0	0	0	25,655	(15)	476,671

(1)	Stock awards consist of restricted stock grants made to executives. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by the Company in Fiscal 2006 for stock awards as determined pursuant to SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) excluding estimated service-based forfeitures. These compensation costs reflect stock awards granted in Fiscal 2004 and Fiscal 2005 and which vest between 2005 and 2009. The assumptions used to calculate the value of stock awards are set forth under Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for Fiscal 2006 filed with the SEC on May 4, 2007.

(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by the Company in Fiscal 2006 for option awards as determined pursuant to SFAS No. 123R excluding estimated service-based forfeitures. The assumptions used to calculate the value of option awards are set forth under Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for Fiscal 2006 filed with the SEC on May 4, 2007.

(3)	Unless otherwise indicated, the amounts in this column consist of matching contributions made by Bombay under its tax-qualified 401(k) Plan and Employee Stock Purchase Program, each of which provides broad-based employee participation and for the costs of executive long-term disability and umbrella liability insurance. No named executive officer other than Mr. Stewart and Mr. Carreker individually received perquisites or other personal benefits with a value that exceeded $10,000 in the aggregate.

(4)	Mr. Stewart was named Chief Executive Officer and a member of the Board of Directors on June 5, 2006 pursuant to a written employment agreement. The agreement expires on June 5, 2009. During the term of this agreement, Mr. Stewart is entitled to receive an annual base salary of not less than $600,000, and an incentive bonus for each fiscal year based upon Company and individual performance with a target of 75% of base salary and which shall not exceed 150% of his base salary. He was guaranteed a bonus of not less than $131,250 for Fiscal 2006. Details regarding the base salary and bonus opportunity are discussed in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. Mr. Stewart is entitled to participate in all benefit plans available to other executive officers of the Company during the employment term. Mr. Stewart is also entitled to an annual physical examination and evaluation to a maximum cost of $5,000, first class travel on business matters, the re-imbursement of legal fees incurred incident to his employment agreement, relocation costs including real estate commission up to 6% on the sale of his home in Toronto, Canada and the re-imbursement of reasonable travel between Toronto and Fort Worth prior to completing his relocation.

In the event Mr. Stewart’s employment is terminated by the Company without cause during the employment term, Mr. Stewart will receive one and one-half year’s base salary, payable in twelve equal monthly installments and a prorated incentive bonus that he would have received for the fiscal year of his termination. Any payments for months seven through twelve shall be subject to offset by any earnings from subsequent employment during such period. Any unvested stock options will vest immediately and, with his other outstanding options, will be exercisable for a period of six months following termination. Any restricted stock held by Mr. Stewart shall cease to be subject to restrictions and shall be distributed to Mr. Stewart.

In the event Mr. Stewart’s employment is terminated by the Company, or Mr. Stewart voluntarily terminates his employment for good reason, during the period six months prior or a two year period following a change in control of the Company, Mr. Stewart will receive two times the sum of his base salary in effect immediately prior to the change in control plus, depending on the circumstances, the average of his incentive bonus for the two years prior to the change in control to a maximum of two times his target bonus, payable in the form of a lump sum. In addition, all restricted stock granted to Mr. Stewart will cease to be subject to restrictions and shall be distributed to him. All unvested options shall immediately vest and all options held by Mr. Stewart shall remain exercisable for a period of one year thereafter. Medical, dental and vision benefits shall be continued for 24 months.

In the event Mr. Stewart’s employment is terminated for any other reason, Mr. Stewart will receive his base salary earned to the date of termination. Any stock options that he holds will be exercisable for 90 days and terminate thereafter and any unvested restricted stock will lapse. The agreement also contains an 18 month non-competition covenant and non-solicitation covenant with regard to employees, suppliers and customers, both of which become effective upon termination of Mr. Stewart’s employment for any reason.

Mr. Stewart’s employment agreement was amended on April 16, 2007 wherein Mr. Stewart waived certain long-term disability and supplemental life insurance benefits provided for in the agreement for a one-time lump-sum payment of $75,000.

(5)	Represents the base salary paid to Mr. Stewart for the partial fiscal year from June 5, 2006 through February 3, 2007.

(6)	In accordance with his employment agreement, Mr. Stewart was guaranteed a bonus of not less than $131,250 for Fiscal 2006.

(7)	Amount includes (i) $17,303 in relocation costs associated with Mr. Stewart’s hiring in 2006, including a tax gross up of $3,526,(ii) $38,826 in reimbursed legal expenses incurred in the negotiation of his employment agreement, including a tax gross-up of $14,152, (iii) $3,214 for an annual physical medical examination and evaluation, and (iv) $1,360 for long-term disability premiums.

(8)	This amount consists of (i) Bombay’s matching contribution of $8,656 under the tax-qualified 401(k) Plan and (ii) $3,207 in long-term disability and umbrella liability premiums.

(9)	This amount consists of (i) Bombay’s matching contribution of $4,749 under the tax-qualified 401(k) Plan and (ii) $5,925 in long-term disability premiums.

(10)	This amount consists of (i) Bombay’s matching contribution of $8,654 under the tax-qualified 401(k) Plan, (ii) $2,714 in long-term disability premiums and (iii) $678 in matching contributions under the Employee Stock Purchase Program.

(11)	This amount consists of (i) Bombay’s matching contribution of $8,642 under the tax-qualified 401(k) Plan and (ii) $4,251 in long-term disability and umbrella liability premiums.

(12)	Mr. Carreker retired from Bombay on June 3, 2006 incident to his retirement at the end of his employment agreement, Mr. Carreker was granted two years of medical coverage under the Company medical plan and was given an additional three months to exercise options that were vested upon his retirement. At the time of the extension of the exercise period, all options had exercise prices higher than the current market price and on December 5, 2006, all options expired and none were exercised

(13)	This amount represents a prorated portion of Mr. Carreker’s base salary paid in Fiscal 2006 pursuant to his employment agreement for the period June 4, 2005 through June 3, 2006. Of this amount, $1,800 was paid in the form of cash and the balance in the form of restricted stock. See also Note 14.

(14)	This amount represents the dollar amount recognizable for financial statement reporting purposes for Fiscal 2006 in accordance with SFAS No. 123R of awards pursuant to the Bombay Employee Long Term Incentive Stock Plan, and includes amounts from shares granted prior to Fiscal 2006. Pursuant to his employment agreement, Mr. Carreker was entitled to receive a base salary of $600,000 per year or, if he elected to receive his base salary in the form of restricted stock vesting in full at the end of his contractual term in June 2006, he was entitled to a grant of restricted stock valued at 1.25 times his base salary. For each of his contractual years (June 2003 to June 2004, 2005 and 2006, respectively), he elected to take restricted stock except for a nominal amount to take advantage of certain pre-tax medical insurance and matching contributions under the tax-qualified 401(k) Plan, which are available to all regular employees. As a result, Mr. Carreker was issued 81,256 restricted shares in 2003; 122,980 restricted shares in 2004; and 120,538 restricted shares scheduled to vest at the conclusion of his employment agreement on June 4, 2006. Upon his retirement from Bombay on June 4, 2006, 324,774 shares were eligible for distribution. Mr. Carreker elected to pay taxes on the distribution by netting against shares to be received and, as a result, 87,300 shares were withheld for taxes and 237,474 shares were distributed to Mr. Carreker.

(15)	This amount consists of (i) $15,000 in financial planning services, (ii) $4,355 in long-term disability premiums and (iii) $6,300 in life insurance premiums.

GRANTS OF PLAN-BASED AWARDS
The following table shows all plan-based awards granted to the named executive officers during the fiscal year ended February 3, 2007. The option awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal Year-End Table on the following page.

									All Other
									Option
								All Other	Awards:
								Stock Awards:	Number of	Exercise or	Grant Date Fair
		Estimated Possible Payouts Under Non-			Estimated Future Payouts Under			Number of	Securities	Base Price of	Value of Stock
		Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			Shares of Stock	Underlying	Option	& Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Share)(2)	($)
David B. Stewart	6/4/2006	0	450,000	900,000	—	—	—	0	550,000	2.21	774,125
Elaine D. Crowley	3/3/2006	0	128,100	—	—	—	—	0	80,000	3.29	163,477
Steven C. Woodward	3/3/2006	0	157,500	—	—	—	—	0	117,000	3.29	239,078
Donald V. Roach	3/3/2006	0	117,500	—	—	—	—	0	70,000	3.29	143,038
Michael J. Veitenheimer	3/3/2006	0	112,600	—	—	—	—	0	70,000	3.29	143,038
James D. Carreker	N/A	0	0	0	—	—	—	0	0	—	0

(1)	Amounts shown reflect the threshold, target and maximum possible payouts for Fiscal 2006 to the named executive officers. These amounts are based upon the individuals’ Fiscal 2006 base salary and position. If threshold levels of performance are not met, then the payment is zero. The maximum amount shown for Mr. Stewart is two times the target amount as specified in his employment agreement. For the other named executive officers, based upon the terms of the Executive Management Incentive Bonus Plan, there is no maximum amount. Since performance thresholds were not achieved for Fiscal 2006, no bonuses were paid as reported in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation”.

(2)	The exercise price for each stock option is the market value on the date of grant, which is the closing stock price on the NYSE on the date of grant. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of Bombay common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise do not include the option exercise price.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table shows outstanding stock option awards classified as exercisable and unexercisable as of February 3, 2007 for the named executive officers. The table also shows unvested and unearned stock awards assuming a market value of $1.11 a share (the closing market price of Bombay’s stock on February 2, 2007.)

	Option Awards					Stock Awards
			Equity
			Incentive Plan
			Awards:					Equity Incentive	Equity Incentive
	Number of	Number of	Number of					Plan Awards:	Plan Awards:
	Securities	Securities	Securities			Number of	Market Value	Number of	Market or Payout
	Underlying	Underlying	Underlying			Shares or	of Shares or	Unearned Shares,	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	Units of Stock	Units or Other	Shares, Units or
	Options	Options	Unearned	Exercise	Option	That Have Not	That Have Not	Rights That Have	Other Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
David B. Stewart	0	550,000 (1)	0	2.21	6/5/2013	0	0	0	0

Elaine D. Crowley			0			10,625	11,794	0	0
	0	80,000 (2)		3.29	3/3/2013
	15,000			4.51	4/8/2012
	35,000			6.91	3/22/2014
	40,000			5.48	2/6/2013
	33,333			2.38	2/6/2012
	15,000			2.76	2/7/2011
	8,333			2.06	12/18/2010
	25,396			3.94	2/2/2010
	26,200			4.31	2/3/2008
	27,000			4.75	3/11/2007

Steven C. Woodward			0			28,750	31,913	0	0
	0	117,000 (3)		3.29	3/3/2013
	20,000			4.51	4/8/2012
	75,000			5.73	8/4/2014

Donald V. Roach	0	70,000 (4)	0	3.29	3/3/2013	12,500	13,875	0	0
	20,000			4.51	4/8/2012
	35,000			6.91	3/22/2014
	60,000			5.48	2/6/2013
	25,000			2.74	9/10/2012
	50,000			2.48	3/4/2012

Michael J. Veitenheimer			0			10,625	11,794	0	0
	0	70,000 (4)		3.29	3/3/2013
	15,000			4.51	4/8/2012
	30,000			6.91	3/22/2014
	20,000			5.48	2/6/2013
	35,000			2.38	2/6/2012
	13,333			2.76	2/7/2011
	34,200			4.31	2/3/2008
	11,000			4.75	3/11/2007

James D. Carreker	0	0	0	—	—	0	0	0	0

(1)	The option was granted on June 5, 2006 and vests as to 100,000 shares on June 5, 2007, 175,000 shares on June 5, 2008 and 275,000 shares on June 5, 2009.

(2)	The option was granted on March 3, 2006 and 50,000 shares will vest over a four year period at the rate of 25% per year and 30,000 shares will vest in full on March 3, 2008.

(3)	The option was granted on March 3, 2006 and 67,000 shares will vest over a four year period at the rate of 25% per year and 50,000 shares will vest in full on March 3, 2008.

(4)	The option was granted on March 3, 2006 and 50,000 shares will vest over a four year period at the rate of 25% per year and 20,000 shares will vest in full on March 3, 2008.

OPTION EXERCISES & STOCK VESTED TABLE
The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during Fiscal 2006 for the named executive officers. None of the officers exercised any stock options during the fiscal year ended February 3, 2007.

	Option Awards		Stock Awards (1)
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting (2)
Name	(#)	($)	(#)	($)
David B. Stewart	0	0	0	0
Elaine D. Crowley	0	0	4,875 (3)	15,446
Steven C. Woodward	0	0	13,250 (4)	30,463
Donald V. Roach	0	0	5,500	17,415
Michael J. Veitenheimer	0	0	4,875 (3)	15,446
James D. Carreker	0	0	324,774 (5)	751,702

(1)	Reflects shares distributed pursuant to the Employee Long Term Stock Incentive Plan due to the vesting of grants made in 2004 and 2005.

(2)	The value realized equals the market value of Bombay stock on the vesting date, multiplied by the number of shares that vested.

(3)	Of this amount, 1,591 shares were withheld by Bombay to cover tax obligations.

(4)	Of this amount, 2,182 shares were withheld by Bombay to cover tax obligations.

(5)	Of this amount, 87,300 shares were withheld by Bombay to cover tax obligations.
FISCAL YEAR 2006 NON-QUALIFIED DEFERRED COMPENSATION TABLE

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions in	Earnings in	Withdrawals /	Balance at
	in Last FY	Last FY	Last FY	Distributions	Last FYE
Name	($)	($)	($)	($)	($)
David B. Stewart	—	—
Elaine D. Crowley	—	—
Steven C. Woodward	—	—
Donald V. Roach	—	—
Michael J. Veitenheimer	—	—
James D. Carreker	196,290 (1)	49,073 (2)	0	0 (3)	0

(1)	Pursuant to his employment agreement, Mr. Carreker was entitled to receive a base salary of $600,000 per year, or if he elected to received his base salary in the form of restricted stock vesting in full at the end of his contractual term in June 2006, he was entitled to a grant of restricted stock valued at 1.25 times the portion of base salary taken in restricted stock. In June 2005, he opted to take $572,800 of his base salary in restricted stock valued at $716,800, or 120,538 shares valued on June 3, 2005. The amount set forth in the table represents a prorated portion of this amount for the partial Fiscal 2006 from January 29, 2006 to his departure date on June 4, 2006.

(2)	This amount represents the additional 25% of base salary elected to be taken in restricted stock for the partial Fiscal 2006. See Note 1 above.

(3)	Upon the conclusion of his contract on June 4, 2006, Mr. Carreker retired from the Company and the restricted stock shares were distributed to him at that time. See Notes 1 and 2 above.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
The following descriptions and table reflect the amount of compensation due to each of the named executive officers of the Company in the event of termination of such executive’s employment under the circumstances noted. The amounts shown assume that such termination was effective as of February 3, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid to the executives upon their termination. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company.
Payments Made upon Voluntary Termination
In the event a named executive officer’s employment terminates, on a voluntary basis, such executive is entitled to receive amounts earned during his term of employment. Such amounts include: accrued salary; non-equity incentive compensation earned for the prior fiscal year, if any, and if not previously paid; and distribution of any plan balance under the Company’s 401(k) Savings Plan. Additionally such named executive officer may exercise any stock options that are exercisable prior to the date of termination and is entitled to receive unrestricted shares of common stock with respect to any restricted stock awards for which the vesting period has expired prior to the date of termination.
Payments Made upon Involuntary Termination
In the event a named executive officer’s employment terminates due to an involuntary termination, typically due to the elimination of a position or agreed upon resignation from such position, such executive is entitled to receive the amounts earned during the term of employment as set forth immediately above and, in addition, severance benefits consisting of:
•	base salary continuation for a period of up to 12 or 18 months, depending on level of position and at the annual base salary in effect immediately prior to the termination of employment, which is subject to offset or elimination upon the executive accepting new employment;

•	the cost of COBRA premiums for medical coverage, less the executive’s normal medical premium deduction prior to termination for the period equal to the salary continuation; and

•	outplacement services not to exceed a cost of $10,000.
These benefits are provided pursuant to the Executive Management Severance Policy adopted by the Board of Directors. The policy does not apply to Mr. David B. Stewart, whose severance arrangements are defined in his employment agreement. In the case of Mr. Stewart’s involuntary termination, he is entitled to severance equal to 18 months base salary, paid in installments over a 12-month period, subject to offset by any earnings resulting from new employment commencing on the seventh month following termination of employment. He is also entitled to a prorated bonus for the year in which the termination occurs, provided any bonus is earned as a result of Company performance for such year, and for the continuation of medical, vision and dental insurance benefits for 18 months. Further, all stock options, restricted stock and other equity incentives previously granted shall become fully vested and stock options may be exercised for a period of 6 months following such termination of employment.
All severance payments to named executive officers are wholly contingent on such officers signing a general release of all claims and agreeing to certain restrictive covenants regarding confidential information, non-solicitation of employees and a non-compete provision for the period of the severance.
Payment Made upon Retirement
In the event of the retirement of a named executive officer, in addition to the items identified above under “Payments Made upon Voluntary Termination,” the executive is eligible for the acceleration of the vesting of all outstanding unvested stock options and an extended exercise period of 36 months for any stock options that were exercisable prior to the date of retirement.
Payments Made upon Death or Disability
In the event of the death or disability of a named executive officer, in addition to the benefits listed under the heading “Payments Made upon Voluntary Termination” above, the named executive officer will receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan.
Each named executive officer except Mr. Stewart participates in our executive long-term disability program. Upon the occurrence of a disability under the program, a named executive will receive an annual benefit equal to 60% of estimated planned compensation until the earlier of: (a) age 65; (b) recovery from the disability; or (c) death. The amounts set forth in the following table reflect the amount of the first annual payment (approximately 60% multiplied by the named executive’s current planned annual compensation) under the program. Mr. Stewart’s employment agreement was amended as of April 11, 2007, whereby Mr. Stewart agreed to waive participation in the executive disability plan and to certain life insurance benefits under his agreement in exchange for a lump sum payment of $75,000.
In addition, each named executive officer participates in our Company life insurance program. Under this program, the beneficiary of a named executive officer is entitled to receive a death benefit equal to one and one-half times the named executive officer’s total target compensation (base salary plus target incentive bonus) for the year in which death occurs to a maximum of $500,000.
Payments Made upon a Change of Control
The Company has entered into Change of Control Severance Agreements with each current executive officer other than Mr. David B. Stewart, who has similar provisions in his employment agreement. Pursuant to these agreements, if an executive’s employment is terminated during the period of 6 months prior to or 24 months following a change of control (other than termination by the Company for cause or by reason of death or disability), or if the executive terminates employment in certain circumstances defined in the agreement which constitutes “good cause,” in addition to the benefits listed under the heading “Payments Made upon Voluntary Termination,” the executive officer will receive:
•	base salary through the date of the change of control plus a prorated amount of the executive’s current targeted annual bonus for the year in which the change of control occurs;

•	a lump sum payment equal to two times the sum of base salary and annual incentive bonus, with annual bonus being calculated on the basis of the greater of the average of the incentive bonuses paid for the prior three years or the target bonus established by the Compensation Committee for the year in which the change in control occurs.

•	all stock options previously granted shall immediately vest and all restricted stock shall cease to be subject to restrictions and shall be distributed to the executive officer; and

•	continuation of health care benefits for 24 months.
Other than as noted above or below with respect to Mr. Stewart, the Change of Control Severance Agreements for each of the named executive officers are substantially similar. Mr. Stewart’s employment agreement has been previously filed with the SEC as an exhibit to the Company’s Report on Form 8-K, dated June 7, 2006. The form of Change of Control Severance Agreement has been filed as an exhibit to the Company’s Report on Form 8-K dated March 6, 2006.
     Generally, pursuant to the agreements, a change of control is deemed to occur:
(i)	if any person acquires 20% or more of the Company’s voting securities (other than securities acquired directly from the Company or its affiliates);

(ii)	if a majority of the Directors as of the date of the agreement are replaced other than in specific circumstances;

(iii)	upon the consummation of a merger of the Company where such merger would result in the voting securities of the Company outstanding immediately prior to the merger continuing to represent less than 50% of the voting power of the securities of the Company outstanding immediately after such merger; or

(iv)	upon the liquidation or sale of all or substantially all of the Company’s assets.
As of June 4, 2006, Mr. James D. Carreker retired as the Company’s Chairman and Chief Executive Officer. In connection with his departure, and pursuant to an Agreement and General Release entered into between the Company and Mr. Carreker (which was filed as an exhibit to the Company’s Report on Form 8-K, dated August 18, 2006), Mr. Carreker received continuing health coverage for a period of two years and an extended period of time from three months to six months to exercise employee stock options granted to him pursuant to his employment agreement. On December 4, 2000, the options expired and were cancelled.
ESTIMATED PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Event	D. Stewart	E. Crowley	S. Woodward	D. Roach	M. Veitenheimer
Voluntary Termination and Termination for Cause
No payments	N/A	N/A	N/A	N/A	N/A
Total	$0	$0	$0	$0	$0
Involuntary Termination
Cash severance	$900,000	$256,000	$472,500	$235,000	$225,000
Continued health benefits	32,860	15,456	24,291	15,819	15,819
Outplacement services	0	10,000	10,000	10,000	10,000
Total	$932,860	$281,456	$506,791	$260,819	$250,819

Event	D. Stewart	E. Crowley	S. Woodward	D. Roach	M. Veitenheimer
Normal and Early Retirement
Accelerated stock options	$0	$0	$0	$0	$0
Accelerated restricted stock	0	11,794	31,913	13,875	11,794
Total	$0	$11,794	$31,913	$13,875	$11,794
Death
Life insurance proceeds	$500,000	$500,000	$500,000	$500,000	$500,000
Total	$500,000	$500,000	$500,000	$500,000	$500,000
Disability
Disability benefits	$180,000	$223,716	$260,340	$193,500	$201,600
Accelerated stock options	0	0	0	0	0
Accelerated restricted stock	0	11,794	31,913	13,875	11,794
Total	$180,000	$235,510	$292,253	$207,375	$213,394
Change in Control
Accelerated stock options	$0	$0	$0	$0	$0
Accelerated restricted stock	0	11,794	31,913	13,875	11,794
Total	$0	$11,794	$31,913	$13,875	$11,794
Change in Control with Termination
Prorated annual cash incentive compensation	$0	$0	$0	$0	$0
Accelerated stock options	0	0	0	0	0
Accelerated restricted stock	0	11,794	31,913	13,875	11,794
Cash severance payment	2,100,000	768,000	945,000	705,000	675,000
Continued health care benefits	43,813	30,911	32,388	31,638	31,638
Outplacement services	0	10,000	10,000	10,000	10,000
Total	$2,143,813	$820,705	$1,019,301	$760,513	$728,432
Closing Price on February 2, 2007 was $1.11 per share
DIRECTOR COMPENSATION PROGRAM
The Governance and Nominations Committee is responsible for annually reviewing and approving the compensation of the non-employee directors. All non-employee directors are paid under the same compensation program, and officers of the Company who serve as directors do not receive any additional compensation for serving as a director.
We use a combination of cash and equity-based compensation to attract and retain our non-employee directors. Compensation consists of an annual cash retainer; an additional cash retainer for chairs of the Audit and Finance Committee, the Compensation and Human Resources Committee and the Governance and

Nominations Committee; meeting fees; an optional matching contribution for deferring a portion of retainer; an annual grant of stock options; and other benefits as specified below.
Fees. For Fiscal 2006, compensation for non-employee directors was set as follows:

Deferred Retainer Fees
Non–employee Director	$17,500
Lead Director	25,000
Committee Chairs:
Audit and Finance Chair	25,000
Compensation and Human Resources Chair	22,500
Governance and Nominations Chair	N/A	(1)

Standard Retainer Fees
Non-employee Director	$17,500
Lead Director	25,000
Committee Chair Additional Retainers:
Audit and Finance Chair	25,000
Compensation and Human Resources Chair	22,500
Governance and Nominations Chair	N/A	(1)

Meeting Fees (2)
Board Meeting Fee	$1,500
Committee Meeting Fee	1,000
Telephone Meeting Fee	500

(1)	The Lead Director, who also chairs the Governance and Nominations Committee is not paid an additional Committee Chair retainer.

(2)	No fees are paid for actions taken by unanimous written consent in lieu of a meeting.
Stock Options. Members of the Board of Directors receive stock options granted pursuant to the Non-Employee Director Stock Option Plan (the “Director Option Plan”), which was approved by shareholders at the annual meeting in June 2005.
The Director Option Plan is administered by the Board of Directors, which has adopted a compensation program that provides for an initial grant of a non-qualified option to new directors upon joining the Board of Directors, and an annual grant of non-qualified options to continuing directors. The initial and annual option grants are for 10,000 shares. Committee chairs are awarded an additional option grant covering 2,500 shares on an annual basis. The initial grant vests 20% per year over a five-year period and the annual grants vest in full six months after the grant. In the event of a change in control, as defined in the plan, all outstanding options become immediately exercisable. For Fiscal 2006, options were granted to directors on March 23, 2006, with an exercise price of $3.20 per share. For Fiscal 2007, options were granted May 9, 2007, with an exercise price of $0.64 per share.
Fees in Stock/Deferrals. Non-employee directors may, pursuant to the Non-Employee Director Payment Plan and its predecessor plans (the “Director Payment Plan”), opt to be paid their retainers and meeting fees in the form of Common Stock distributed to such director on a quarterly basis or choose to defer the receipt of retainers and meeting fees, which are then credited in stock units equivalent to Common Stock and held by the Company in an account for the benefit of each participating director. Directors who defer at least 50% of the annual retainer are paid an additional 25% of the amount of the deferral, also in the form of stock units. The stock units, which are fully vested, become payable in the form of Common Stock upon retirement from the Board of Directors or otherwise as specified in the director’s annual election notice. The stock units are adjusted for stock dividends, stock splits, combinations, reclassifications, recapitalizations or other capital adjustments. In the event of a change in control, as defined in the plan, all stock units are immediately payable. Director deferrals into stock units for Fiscal 2006 are set forth in the supplemental table in footnote 1 of the Director Compensation Table below.
Other Compensation. The Company reimburses all directors for reasonable travel, lodging and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees. We also pay the premiums for liability insurance and provide up to $1 million of business travel accident insurance for all directors, traveling on Bombay business. Directors also receive the same discount as our employees on the purchase of products at Bombay stores.
DIRECTOR COMPENSATION TABLE
The following table discusses the cash, equity awards and other compensation earned, paid or awarded to each of Bombay’s non-employee directors during the fiscal year-ended February 3, 2007.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($) (1)	($)	($) (2)	($)	($)	($)	($)
Susan T. Groenteman	65,376	0	20,836	0	0	0	86,212
Paul V. Higham	51,376	0	20,836	0	0	0	72,212
Paul J. Raffin	51,376	0	22,844	0	0	0	74,220
Julie L. Reinganum	57,376	0	20,836	0	0	0	78,212
Laurie M. Shahon	88,252	0	26,045	0	0	0	114,297
Bruce R. Smith	69,624	0	26,045	0	0	0	95,669
Nigel Travis	74,752	0	26,045	0	0	0	100,797
Bruce A. Quinnell (3)	20,779	0	0	0	0	0	20,779

(1)	Amounts shown include the 50% retainer fees scheduled to be paid in the form of Common Stock after the end of the fiscal year (“deferred retainer fees”) pursuant to the Non-Employee Director Payment Plan, as well as the Company’s matching contribution equal to 25% of the deferred retainer fees. The following table shows the deferred retainer fees, the 25% matching contribution and the number of stock units credited to a bookkeeping reserve account maintained by the Company.

	Fees Deferred	Matching Fee	Units Acquired on
Name	($)	($)	2/16/07 (#)
Susan T. Groenteman	17,500	4,375	19,531
Paul V. Higham	17,500	4,375	19,531
Paul J. Raffin	17,500	4,375	19,531
Julie L. Reinganum	17,500	4,375	19.531
Laurie M. Shahon	25,000	6,250	27,902
Bruce R. Smith	22,500	5,625	25,112
Nigel Travis	25,500	6,250	27,902
Bruce A. Quinnell	6,346	1,587	6,560

(2)	Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by the Company in Fiscal 2006 for option awards as determined pursuant to SFAS No. 123R. These compensation costs reflect option awards granted in Fiscal 2006, except for the amount for Mr. Raffin, which additionally includes compensation costs for an option granted in 2002, which vests at the rate of 20% per year from the date of grant. The assumption used to calculate the value of option awards are set forth under Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for Fiscal 2002 and 2006 filed with the SEC on April 18, 2003 and May 4, 2007, respectively.

(3)	Mr. Quinnell resigned from the Board of Directors on June 22, 2006 and any compensation cost previously recognized for accounting purposes regarding options granted in Fiscal 2066 was reversed.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information(1)
The Company currently maintains its 1996 Long-Term Incentive Stock Plan (the “1996 Plan”), Supplemental Stock Program (the “SSP”), the 1991 Director Stock Option Plan (the “1991 Plan”), the 2005 Director Stock Option Plan (the “Director Option Plan”), the 2006 Non-Employee Director Payment Plan (the “Director Payment Plan”) and the 2006 Employee Stock Incentive Plan (the “2006 Employee Plan”), all of which were approved by our shareholders. The Amended and Restated Non-Employee Directors’ Equity Plan (the “Directors’ Equity Plan”), which was not subject to shareholder approval, was replaced by the 2006 Non- Employee Director Payment Plan, which was approved by shareholders at the 2005 annual meeting and by the Director Option Plan, which was approved by shareholders at the 2004 annual meeting. No further shares are available under the plan although previously granted options remain outstanding under the plan. As of March 6, 2006, the 1996 Plan expired and no additional shares under the 1996 Plan will be utilized. The Stewart Plan was adopted incident to hiring David B. Stewart as Chief Executive Officer and was not approved by the shareholders. Under the Stewart Plan, 550,000 stock options were granted to Mr. Stewart on his hiring and no further shares are available for grant under the plan. The following table gives information about equity awards under the above-mentioned plans as of February 3, 2007.

	Number of		Number of securities
	securities to		remaining available for
	be issued	Weighted-average	future issuance under equity
	upon exercise	exercise price of	compensation plans
	of outstanding	outstanding options,	(excluding securities
	options, warrants	warrants	reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,241,225	$4.24	2,259,977 (2)

Equity compensation plans not approved by security holders (3)	815,500	$3.19	0

Total	3,056,725	$3.96	2,259,977
(1)   This information also supplements information called for in item 5, Part II of the Form 10-K.

(1)	Consists of the 1996 Plan, SSP, 1991 Plan, Director Option Plan, Director Payment Plan and the 2006 Employee Plan.

(2)	Of these shares, 2,030,500 were available for grant under the 2006 Employee Plan, 70,184 were available for purchase under the SSP, 135,000 were available for grant under the Director Option Plan and 3,283 were available for purchase under the Director Payment Plan.

(3)	Consists of the Directors’ Equity Plan and the Stewart Plan. No further issuances will be made pursuant to either of these plans.
Security Ownership of Certain Beneficial Owners
The following table sets forth, as to each beneficial owner of more than five percent of the outstanding Common Stock of the Company as of February 3, 2007.

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class
Dimensional Fund Advisors, LP	3,006,015 shares (1)	8.26%
1299 Ocean Avenue Santa Monica, CA 90401

Royce & Associates	1,864,900 shares (2)	5.13%
1414 Avenue of Americas New York, NY 10019

Wells Fargo & Company	3,111,950 shares (2)	8.56%
420 Montgomery Street San Francisco, CA 94105

(1)	Dimensional Fund Advisors LP (formerly Dimensional Fund Advisors, Inc.) filed with the Securities and Exchange Commission a Schedule 13G, dated February 1, 2007. Dimensional Fund Advisors, LP may be deemed to beneficially own the number of shares of Common Stock indicated above all of which are owned by registered investment companies, commingled group trusts and separate accounts (“Funds”) to which Dimensional Fund Advisors, LP furnishes investment advice or serves as investment manager. Dimensional Fund Advisors, LP disclaims beneficial ownership of all the shares owned by the Funds.

(2)	Royce & Associates filed with the Securities and Exchange Commission a Schedule 13G, dated January 18, 2007. Royce & Associates serves as an investment advisor and holds sole voting power and sole dispositive power over all shares reported.

(3)	Wells Fargo & Company and certain of its subsidiaries (including Wells Capital Management Incorporated) jointly filed with the Securities and Exchange Commission a Schedule 13G, dated January 31, 2007 (the “Wells Fargo 13G”). The address of Wells Capital Management Incorporated is 525 Market Street, San Francisco, CA 94105. According to the Wells Fargo 13G, the number of shares reported above includes the following: (a) for Wells Fargo & Company: sole voting power – 2,940,150; shared voting power – 0; sole dispositive power – 3,111,950 and shared dispositive power – 0; and (b) for Wells Capital Management Incorporated: sole voting power – 2,819,050; shared voting power – 0; sole dispositive power – 3,111,950 and shared dispositive power – 0.

Security Ownership by Management
The following tables set forth the numbers of shares of Common Stock beneficially owned by the directors, the named executive officers and all directors and executive officers as a group, as of February 3, 2007.
The table includes shares held by the executive officers in the Company’s 401(k) Plan, shares credited to the accounts of outside directors in the Non-Employee Director Payment Plan, and the total shares beneficially owned by each individual, including the shares in the plans. In addition, the table shows shares that may be purchased pursuant to stock options that are exercisable within 60 days of February 3, 2007.

		Director	Total Shares Beneficially	Stock Options
Name	Shares	Deferred Units (1)	Owned (2)	Exercisable
Elaine D. Crowley	51,075	—	288,837	237,762
Susan T. Groenteman	16,737	19,531	76,268	40,000
Paul V. Higham	11,048	23,081	54,129	20,000
Paul J. Raffin	7,234	33,829	89,063	48,000
Julie L. Reinganum	26,641	29,238	116,879	61,000
Donald V. Roach	66,562	—	269,062	202,500
Laurie M. Shahon	25,526	27,901	100,927	47,500
Bruce R. Smith	14,526	36,482	124,508	73,500
David B. Stewart	—	—	—	—
Nigel Travis	32,951	27,901	119,352	58,500
Michael J. Veitenheimer	55,529	—	226,562	171,033
Steven C. Woodward	46,429	—	158,179	111,750
All directors and officers as a group (13 people)			1,681,249

(1)	See description of Non-Employee Director Payment Plan under “Director Compensation.”

(2)	Each person listed in the table possesses sole voting and sole investment power with respect to the shares shown in the table. No person listed in the table owns more than one percent of the outstanding Common Stock of the Company. All directors and executive officers as a group own 4.47% of the outstanding Common Stock of the Company.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
The Company purchases certain merchandise inventory from an individual who is an immediate family member (“related party”) of Steve Woodward, an executive officer of the Company. The Company purchases inventory both directly and indirectly from the related party in his capacity as a merchandise vendor to the Company and in his capacity as a manufacturer’s representative. The related party receives a commission from the manufacturers he represents, based upon the amount of merchandise the Company purchases from these manufacturers. The Company has had an established relationship with the related party that predates Mr. Woodward’s employment by the Company in August 2004. The amount of inventory purchased through manufacturers that were represented by the related party during Fiscal 2006 was $7,906,000, of which $169,900 was still unpaid at fiscal year end. The amount purchased directly from the related party during Fiscal 2006 was $25,000, all of which had been paid as of the end of Fiscal 2006.
The Company does not have a written policy or set of procedures relating specifically to the review, approval or ratification of related-party transactions. However, the Company has several processes in place that serve to identify any related-party transactions or relationships and to test the materiality of such transactions or relationships. Specifically, the Company’s Statement of Corporate Governance Practices provides that any actual or potential conflicts of interests, including relationships with a business which competes with the Company, and any potential interests of a director in any matter before the Board should be fully disclosed and shall be resolved by the Board. Additionally, all directors and executive officers, as well as all employees of the Company are subject to the Company’s Code of Business Conduct and Ethics (“Code”), which is overseen by the Governance and Nominations Committee of the Board. The Code deals with potential related party transactions by requiring the full disclosure of any actual or apparent conflicts of interests and requires the avoidance thereof as well as full disclosure of any material transactions, relationships or financial interests that reasonably could be expected to give rise to a conflict of interest. Additionally, the Company’s Disclosure Committee interviews its executive officers and other members of management quarterly to solicit information of any extraordinary transactions or relationships that might need to be disclosed or otherwise reviewed. We also distribute a written inquiry asking all non-store employees to disclose any knowledge that they have involving transactions and relationships with executives. Finally, the members of the Board of Directors annually respond to a questionnaire that makes inquiries into any transactions or relationships involving themselves or their immediate family members that could be considered a related party transaction or relationship. For Fiscal 2006, no such relationships or transactions were determined to exist except as set forth above. Regarding that related-party transaction, the Company has put into place and periodically reviews appropriate controls to be assured that the relationship and transactions are legitimate, not subject to undue pressures and in the best interests of the Company.
     Copies of the Company’s Code of Business Conduct and Ethics and Statement of Corporate Governance Practices are available on the Company’s website at www.bombaycompany.com in the “Investor Relations” section.
Director Independence
The Board of Directors annually determines the independence of directors based upon a review by the Board of Directors and the Governance and Nominations Committee (the “Governance Committee). A director of the Company only qualifies as “independent” if the Board of Directors affirmatively determines that the director has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. Material relationships can include commercial, banking, consulting, legal, accounting, charitable and familial relationships, among others. The Board of Directors has established categorical independence standards to assist it in determining whether a director has a material relationship with the Company, and a copy of the Standards on Director Independence is attached as an exhibit to this report and may be viewed on the Company’s website at www.bombaycompany.com in the “Investor Relations” section.
In March 2007, the Governance Committee reviewed directors’ responses to a questionnaire asking about their relationships with the Company (and those of their immediate family members) and other potential conflicts of interest, as well as material provided by management related to transactions, relationships or arrangements between the Company and the directors or parties related to the directors. The Committee determined that all seven non-employee directors (Susan Groenteman, Paul Higham, Paul Raffin, Julie Reinganum, Laurie Shahon, Bruce Smith and Nigel Travis) are independent, and that the members of the Audit and Finance, Compensation and Human Resources, and Governance Committees also meet the independence standards referenced above. The Governance Committee recommended this conclusion to the Board of Directors and explained the basis for its decision, and this conclusion was adopted by the full Board of Directors. The Governance Committee and the Board of Directors determined that none of the non-employee directors has had any other material relationship with the Company that would compromise his or her independence. Mr. Stewart is not considered to be independent because of his position as Chief Executive Officer. Finally, the Board of Directors determined in early 2006 that Mr. Bruce A. Quinnell, who retired from the Board of Directors at the Annual Meeting on June 22, 2006, was independent under the standards and requirements in effect at that time.
ITEM 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm’s Fees
The following table set forth the fees for services provided by PricewaterhouseCoopers LLP for Fiscal 2006 and the fiscal year ended February 3, 2006 (“Fiscal 2005”).

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$1,065,350	$1,021,228
Audit-Related Fees (2)	13,250	8,500
Tax Fees (3)	24,950	74,915
All Other Fees	0	0
Total Fees	$1,103,550	$1,104,643

(1)	Audit Fees are fees related to professional services rendered in connection with the integrated audit of the Company’s annual financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting; the reviews of the financial statements included in each Quarterly Report on Form 10-Q; and statutory audits.

(2)	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements that are not included as audit fees. For Fiscal 2006 this sum represented services related to the review and billing of S-8 Registration Statements relating to Company stock plans and the audit of a subsidiary. During Fiscal 2005, this consisted primarily of services related to the review and filing of S-8 Registration Statements related to Company stock plans.

(3)	Tax Fees are fees billed for professional services related to tax returns, tax planning and advice and assistance with international tax audits.
Audit and Finance Committee’s Pre-approval Policy and Procedures
The Audit and Finance Committee has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent registered public accounting firm. The Company may not engage our independent registered public accounting firm to render any audit or non-audit services unless either the services are approved in advance by the Audit and Finance Committee or the engagement to render the service is entered into pursuant to the Audit and Finance Committee’s pre-approval policies and procedures. Under the pre-approval policy, the Audit and Finance Committee pre-approves by type and amount the services expected to be provided by the independent registered public accounting firm during the coming year. This pre-approval is done annually and is documented as an exhibit to the minutes of an Audit and Finance Committee meeting. Any services to be provided by the independent registered public accounting firm that are not pre-approved as part of the annual process must be separately pre-approved by the Audit and Finance Committee, including the related fees. The Audit and Finance Committee must separately pre-approve any significant changes in scope or fees for approved services. No pre-approval authority is delegated to management.

The types of services the Audit and Finance Committee pre-approves annually are audit, audit-related and certain tax services. Audit services include the annual audit and quarterly reviews, statutory audits, and normal assistance with periodic Securities and Exchange Commission filings. Audit-related services include consultation on the application of proposed accounting and auditing standards and consultation on the accounting for proposed transactions. Tax services include preparation of federal and Canadian income tax returns as well as returns for our Southeast Asia operations, and assistance in examinations by taxing authorities and consultation on related tax matters.
The Audit and Finance Committee may delegate to the Chairman or one or more other members of the Committee the authority to grant approvals between Audit and Finance Committee meetings for services not approved as part of the annual approval process. Such approvals must be reported to the full Audit and Finance Committee at its next meeting.
During Fiscal 2006, no services were provided to the Company by PricewaterhouseCoopers LLP other than in accordance with the pre-approval policies and procedures described above.
PART IV
ITEM 15. Exhibits.
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
Date: June 4, 2007

/s/ DAVID B. STEWART
David B. Stewart
Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DAVID B. STEWART	Chief Executive Officer/Director	June 4, 2007
David B. Stewart

/s/ NIGEL TRAVIS	Lead Director	June 4, 2007
Nigel Travis

/s/ S. T. GROENTEMAN	Director	June 4, 2007
S. T. Groenteman

/s/ PAUL HIGHAM	Director	June 4, 2007
Paul Higham

/s/ PAUL J. RAFFIN	Director	June 4, 2007
Paul J. Raffin

/s/ JULIE L. REINGANUM	Director	June 4, 2007
Julie L. Reinganum

/s/ LAURIE M. SHAHON	Director	June 4, 2007
Laurie M. Shahon

/s/ BRUCE R. SMITH	Director	June 4, 2007
Bruce R. Smith

/s/ ELAINE D. CROWLEY	Senior Vice President,	June 4, 2007
Elaine D. Crowley	Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
The Bombay Company, Inc. and Subsidiaries

Number	Description

31(a)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31(b)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Standards of Director Independence