Form 10-Q
period 2007-06-14
BOMBAY CO INC
filed 2007-06-14
CIK 96287

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
       ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at June 13, 2007
Common stock, $1 par value	36,880,885

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended May 5, 2007

THE BOMBAY COMPANY, INC. AND SUBIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2007	2006

Net revenue ……………………………………………………………………………………	$104,629	$118,664

Costs and expenses:
Cost of sales, buying and store occupancy costs ………………………………………	87,366	94,650
Selling, general and administrative expenses ……………………………………………	31,709	39,764
Operating loss ………………………………………………………………………………	(14,446)	(15,750)

Other income (expense):
Interest income………………………………………………………………………………	18	37
Interest expense ……………………………………………………………………………	(1,092)	(244)

Loss before income taxes ……………………………………………………………………	(15,520)	(15,957)
Benefit for income taxes………………………………………………………………………	(75)	(404)

Net loss ………………………………………………………………………………………	$(15,445)	$(15,553)

Basic and diluted loss per share………………………………………………………………	($0.42)	($0.43)

Average common shares outstanding ………………………………………………………	36,353	35,930

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)
	May 5,	February 3,	April 29,
	2007	2007	2006
ASSETS
Current assets:
Cash and cash equivalents …………………………………………………	$3,816	$1,406	$3,303
Inventories……………………………………………………………………	141,467	138,148	127,862
Other current assets …………………………………………………………	19,873	22,050	14,820
Total current assets …………………………………………………………	165,156	161,604	145,985

Property and equipment, net …………………………………………………	70,026	71,812	82,496

Goodwill, net ……………………………………………………………………	--	--	423
Other assets ……………………………………………………………………	4,223	4,701	5,740
Total assets…………………………………………………………………	$239,405	$238,117	$234,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under credit facility ……………………………………………	$78,559	$39,265	$19,137
Accounts payable and accrued expenses…………………………………	20,825	38,546	21,931
Gift certificates redeemable …………………………………………………	8,953	9,077	8,971
Accrued payroll and bonuses………………………………………………	3,814	4,613	3,970
Accrued insurance …………………………………………………………	5,019	5,058	5,252
Customer deposits …………………………………………………………	3,700	5,529	6,366
Current portion of accrued rent ……………………………………………	3,659	4,144	4,702
Other current liabilities………………………………………………………	4,030	7,677	4,714
Total current liabilities………………………………………………………	128,559	113,909	75,043

Accrued rent and other long term liabilities …………………………………	44,848	40,019	38,469

Stockholders' equity:
Preferred stock, $1 par value,
1,000,000 shares authorized ………………………………………………	--	--	--
Common stock, $1 par value, 50,000,000
shares authorized, 38,149,646 shares issued ……………………………	38,150	38,150	38,150
Additional paid-in capital …………………………………………………	80,540	80,391	79,473
Retained earnings (deficit) …………………………………………………	(48,461)	(29,112)	8,117
Accumulated other comprehensive income………………………………	2,544	1,634	2,427
Common shares in treasury, at cost, 1,694,805
1,713,151 and 1,716,569 shares, respectively ……………………………	(6,775)	(6,874)	(7,035)
Total stockholders' equity…………………………………………………	65,998	84,189	121,132

Total liabilities and stockholders' equity ……………………………………	$239,405	$238,117	$234,644

                                       The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2007	2006

Cash flows from operating activities:
Net loss ……………………………………………………………………………………………	$(15,445)	$(15,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ………………………………………………………………	4,243	4,453
Stock-based compensation expense ………………………………………………………	200	617
Other……………………………………………………………………………………………	(1,195)	(805)
Change in assets and liabilities:
Increase in other assets ………………………………………………………………………	2,530	68
(Increase) decrease in inventories …………………………………………………………	(2,016)	1,212
Decrease in current liabilities…………………………………………………………………	(16,071)	(8,925)
Increase (decrease) in noncurrent liabilities…………………………………………………	251	(720)
Landlord construction allowances………………………………………………………………	295	1,014
Net cash used in operating activities……………………………………………………………	(27,208)	(18,639)

Cash flows from investing activities:
Purchases of property and equipment ………………………………………………………	(1,388)	(1,775)
Proceeds from sales of property and equipment……………………………………………	13	--
Net cash used in investing activities ……………………………………………………………	(1,375)	(1,775)

Cash flows from financing activities:
Borrowings under credit facility ………………………………………………………………	39,294	19,137
Increase (decrease) in outstanding checks in excess of cash balances …………………	(7,782)	635
Sale of stock to employee benefit plans………………………………………………………	4	4
Proceeds from exercise of employee stock options…………………………………………	--	3
Net cash provided by financing activities ………………………………………………………	31,516	19,779

Effect of exchange rate change on cash and cash equivalents …………………………………	(523)	(77)

Net increase (decrease) in cash and cash equivalents……………………………………………	2,410	(712)
Cash and cash equivalents at beginning of period ………………………………………………	1,406	4,015
Cash and cash equivalents at end of period ………………………………………………………	$3,816	$3,303

Supplemental disclosure of cash flow information:
Interest paid…………………………………………………………………………………………	$1,055	$117
Income taxes paid …………………………………………………………………………………	170	28
Non-cash investing and financing activities:
Distributions of restricted stock …………………………………………………………………	160	18
Distribution of director fees………………………………………………………………………	14	--
Cancellation of restricted stock …………………………………………………………………	1	--

The accompanying notes are an integral part of these consolidated financial statements.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Accounting Policies and Basis of Presentation

General
In the opinion of management, the accompanying unaudited consolidated financial statements, which include the accounts of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”), contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 5, 2007 and April 29, 2006, and the results of operations and cash flows for the three months then ended in accordance with the rules of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statement disclosures contained in the Company’s Fiscal 2006 Annual Report on Form 10-K.

Seasonality
The results of operations for the three-month periods ended May 5, 2007 and April 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Seasonal fluctuations in retail sales have historically resulted in increased profitability in the fiscal quarter that includes the holiday selling season.

Liquidity and Capital Resources
We have historically financed our operations through operating cash flow, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital credit facilities. Over the recent past, we have made substantial investments of capital to address expiring leases and invest in technology and supply chain infrastructure. For the past three fiscal years, we have experienced cumulative operating losses and during Fiscal 2006 had negative net cash flows from operations. Operating losses continue through the first quarter of Fiscal 2007. All of these factors have reduced our cash balances and working capital from historical levels and increased the outstanding borrowings under our credit facility, raising substantial doubt about the Company's ability to continue as a going concern.

As of May 5, 2007, the Company had $3.8 million in cash and cash equivalents, $36.6 million of working capital, $78.6 million in outstanding debt under our existing credit facility and $27.9 million of availability under the credit facility for additional borrowings or letters of credit. During Fiscal 2006, we undertook a number of measures to reduce expenses and improve liquidity, including reducing corporate headcount, commencing the exit of the dedicated BombayKIDS business, reducing advertising expenditures and entering into our new credit facility. Management has identified a series of additional activities that it believes will be critical to achieving the Company’s long-term goals, including reducing inventory levels and returning to historical levels of inventory turnover, closing selected underperforming stores, and enhancing the merchandise assortment, allocation and presentation. The Company’s plan contemplates incurring additional operating losses during Fiscal 2007.

During Fiscal 2006, the Board of Directors engaged William Blair & Company, an investment banking firm, to seek investment or other strategic alternatives. In April 2007, a confidential descriptive memorandum was distributed to potentially interested investors, and the Company is aggressively pursuing options. The process is progressing, and in May 2007, the Board of Directors received non-binding offers to purchase the Company. Such offers are subject to material conditions including substantial due diligence. While the Board is encouraged by these offers, there is no assurance that these offers will ultimately lead to a transaction.

In May 2007, the Company entered into an agreement for a new $10 million, secured term loan facility with a fund managed by GB Merchant Partners, LLC.  The facility is coterminous with the Company’s existing $125 million secured revolving credit facility with GE Commercial Finance. The new facility will provide incremental liquidity to fund working capital requirements and other corporate needs. See Note 7 to the Consolidated Financial Statements for additional information.

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

The computation for basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	May 5,	April 29,
	2007	2006
Numerator
Net loss ………………………………………………………………………	$(15,445)	$(15,553)
Denominator for basic and diluted loss per share:
Average common shares outstanding ……………………………………	36,353	35,930
Basic and diluted loss per share……………………………………………	$(0.42)	$(0.43)

During the three-month periods ended May 5, 2007 and April 29, 2006, the Company reported a net loss. Accordingly, common stock equivalents would be anti-dilutive during these periods and, thus, are not included in the computation of diluted loss per share. The following table presents the potentially dilutive securities outstanding at each of the periods then ended (in thousands):

	Three Months Ended
	May 5,	April 29,
	2007	2006
Stock options ………………………………………………………………………	2,869	4,023
Deferred director stock units………………………………………………………	260	82
Total …………………………………………………………………………	3,129	4,105

(2)	Stock-Based Compensation Plans

We maintain stock-based compensation arrangements under which employees and directors may be awarded grants of restricted stock and stock options. The fair value of these equity awards is charged to expense over the vesting period associated with each grant in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”)

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

Stock Options

The fair value of stock options granted under the Company’s stock-based compensation plans is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in the quarter ended May 5, 2007. The table below outlines the weighted average assumptions for options granted in the quarter ended April 29, 2006:

Three Months Ended April 29, 2006
Risk-free interest rate ………………………………………………………………………………	4.7%
Expected term (in years) ……………………………………………………………………………	6.0
Expected volatility …………………………………………………………………………………	63.0%
Expected dividend yield ……………………………………………………………………………	--
Weighted average fair value of options granted…………………………………………………	$2.04

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

Compensation expense is recognized only for option grants expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. For the quarters ended May 5, 2007 and April 29, 2006, the Company recognized $164,000 and $178,000, respectively, in stock-based compensation related to stock options. On a per share basis, stock option expense was less than $0.01 per share for both basic and diluted loss per share, for each of the comparable periods.

The unamortized fair value of stock options as of May 5, 2007 was $669,000, which is expected to be recognized over the weighted-average remaining period of 0.9 years.

The following table summarizes stock option activity during the first quarter of Fiscal 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Option	Contractual
Stock options	Shares	Price	Term (years)

Outstanding at February 3, 2007	3,056,725	$3.96
Granted	─	─
Exercised	─	─
Forfeited or expired	(187,456)	$5.07
Outstanding at May 5, 2007	2,869,269	$3.89	5.5

Exercisable at May 5, 2007	1,836,492	$4.57	5.1

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The aggregate intrinsic value of a stock option is defined as the amount by which the market price of the underlying stock exceeds the exercise price. As of May 5, 2007, all of the options outstanding and exercisable had exercise prices that were greater than the market price of our stock. For this reason, there was no aggregate intrinsic value associated with any of the options outstanding.

Restricted Stock

The unamortized fair value of restricted stock as of May 5, 2007 was $102,000 , which is expected to be recognized over the weighted-average remaining period of 1.1 years. The following table summarizes restricted stock activity during the first quarter of Fiscal 2007:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Non-vested stock at February 3, 2007 …………………………………………………	98,001	$4.55
Granted ……………………………………………………………………………………	10,000	$0.88
Vested ……………………………………………………………………………………	(27,499)	$5.82
Forfeited …………………………………………………………………………………	(1,500)	$1.96
Non-vested at May 5, 2007………………………………………………………………	79,002	$3.70

Restricted stock granted during the first quarter of Fiscal 2006 had a weighted average grant date fair value of $3.15 per share. Stock-based compensation expense of $35,000 and $440,000 was recognized in the first quarters of Fiscal 2007 and Fiscal 2006, respectively, related to restricted stock. The total fair value of shares of restricted stock vested during the first quarter of Fiscal 2007 and Fiscal 2006 was $160,020 and $206,133, respectively.

(3)	Comprehensive Loss

Comprehensive loss for the three months ended May 5, 2007 and April 29, 2006 was as follows (in thousands):

	Three Months Ended
	May 5,	April 29,
	2007	2006
Net loss ………………………………………………………………………………………	$(15,445)	$(15,553)
Foreign currency translation adjustment …………………………………………………	910	350
Comprehensive loss …………………………………………………………………	$(14,535)	$(15,203)

(4) Income Taxes

The seasonality of the business is such that the Company expects a portion of losses incurred during the first nine months of the fiscal year to be partially offset by profits during the fourth quarter. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has calculated the annual effective tax rate for the three-month periods ended May 5, 2007 and April 29, 2006 based upon year-to-date results and projections of the remainder of the year.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under generally accepted accounting principles, a pattern of future profitability in reversal of the current cumulative loss trend would result in the reinstatement of all or part of the deferred tax assets. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. The income tax benefit reflected in the first quarter relates primarily to the Canadian operations net of estimated state income tax expense, and results in an effective tax rate of 0.5% compared to 2.5% in the prior year period.

In July 2006, the Financial Account Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). The Company adopted the provisions of FIN 48 effective February 4, 2007, the first day of the Fiscal 2007. As a result of the implementation of FIN 48, the Company recorded a $2.3 million increase in the liability for unrecognized tax benefits and a decrease to retained earnings of $4.0 million. The total unrecognized tax benefit at February 4, 2007, was $3.3 million, all of which would impact the Company’s effective rate if recognized. The amount of unrecognized tax benefits did not materially change as of May 5, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however we do not expect the change to have a significant impact on the results of operations or the financial position of the Company. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007, the Company had recorded a liability of $1.2 million and $.8 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of May 5, 2007.

The Bombay Company, Inc. and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Our Canadian subsidiary, The Bombay Furniture Company of Canada, Inc., files Canadian federal and provincial income tax returns. The Internal Revenue Service (“IRS”) concluded its examination of our consolidated federal returns for the tax years 2001 through 2003 in November 2005. The U.S. federal statute of limitations is open for the 2004, 2005 and 2006 tax years. Canadian and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 6 years. We currently have various state and international tax returns under examination.

(5) Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of Fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, the Company recorded a $2.3 million increase in the liability for unrecognized tax benefits, and a decrease to retained earnings of $4.0 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

(6) Commitments and Contingencies

As of May 5, 2007, we have outstanding unconditional purchase orders totaling $71.9 million relating to the acquisition of inventory in Fiscal 2007.

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

(7) Subsequent Events - Term Loan Facility & Amendment of Revolving Credit Facility

Effective May 25, 2007, the Company entered into an agreement for a new $10 million, secured term loan facility (“Term Loan”) with a fund managed by GB Merchant Partners, LLC (“Term B Lender”).  The facility is coterminous with the Company’s existing $125 million secured revolving credit facility (“Revolver”) with GE Commercial Finance Corporate Lending (“Senior Lender”). The new facility will provide incremental liquidity to fund working capital requirements and other corporate needs.

The Term Loan is secured by a first priority perfected security interest in all of the Company’s unencumbered furniture, fixtures and equipment, leases and leaseholds, general intangibles including the brand name, a pledge of the stock of certain of the Company’s wholly owned subsidiaries, certain other collateral and a second priority security interest on all other assets, including the Company’s accounts receivable, inventory, cash, deposit accounts, real estate, and other assets constituting collateral for the Revolver.

The provisions of the Term Loan include a commitment fee equal to 1% of the principal amount of the loan which is being amortized over the term of the agreement.  Borrowings bear interest at the London Interbank Offered Rate plus 7%, which is payable monthly.  The Term Loan may be prepaid in full and terminated at any time, subject to payment of a prepayment fee on the original principal amount equal to 2% in the first year, and 1.5% in the second year.

The credit agreement contains no covenants regarding the maintenance of financial ratios, but does include other customary covenants including, but not limited to:

•
a requirement that the Company must maintain under its Revolver with its Senior Lender, the lesser of i) 10% of the aggregate borrowing base; or ii) a) $10 million availability through November 30, 2007 and b) $15 million availability thereafter, provided that this latter amount may be adjusted by the Term B Lender based on its acceptance of the Company’s business plan for the following fiscal year;

•
a requirement that the aggregate amount owed to the Term B Lender and the Senior Lender, including all letter of credit obligations, not exceed 60% of the cost of eligible inventory as of December 31, 2007;

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

•	a requirement that the Company report to the Term B Lender certain financial and operational information on a recurring basis;
•	restrictions regarding the incurrence of debt by the Company;
•	restrictions regarding the creation of liens on assets of the Company;
•	restrictions regarding dissolution, liquidation or merger of the Company;
•	restrictions regarding the Company making certain investments, advances and loans;
•	restrictions regarding the sale, transfer or other disposition of assets of the Company; and
•	restrictions regarding transactions with affiliates of the Company.

The Term Loan allows the Company to acquire shares of its common stock and to declare and pay dividends, so long as:
•	no default or event of default shall have occurred and be continuing;
•	immediately after giving effect thereto and for the two fiscal quarters then ended immediately prior, availability under the facility is at least equal to $25 million; and
•	certain other conditions are satisfied.

The Company may also declare and pay any dividends on an may acquire shares of its common stock in exchange for common stock or other equity in the Company.

The Term Loan agreement also contains customary events of default including, but not limited to, the failure on the part of the Company to satisfy the above-described covenants.  In the event a default occurs and is continuing, the Term B Lender may elect to pursue remedies including but not limited to:

•	declaring all obligations immediately due and payable;
•	terminating the Term Loan; or
•	liquidating the collateral for its benefit.

The Term Loan maturity date is October 24, 2011.

In connection with entering into the Term Loan agreement, the Company’s Revolver with its Senior Lender was amended to permit the Term Loan.  Additionally, the amendment calls for the Revolver to be secured by a second priority security interest in all of the Company’s unencumbered furniture, fixtures and equipment, leases and leaseholds, general intangibles, including the brand name, a pledge of the stock of certain of the Company’s wholly-owned U.S. subsidiaries and 65% of the stock of its Canadian subsidiary, and certain other collateral.   The amendment also provides for a prepayment fee of $200,000 in the event the Revolver is terminated within two years following the effective date of the amendment.   The effective date of the amendment is May 25, 2007.

(8) Geographic Areas

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

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

The following table shows net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	May 5, 2007	April 29, 2006
Net revenue:
United States ………………………………………………………………………	$88,032	$101,951
Canada ………………………………………………………………………………	16,597	16,713
Total………………………………………………………………………………	$104,629	$118,664

Long-lived assets:
United States ………………………………………………………………………	$61,822	$77,662
Canada ………………………………………………………………………………	11,799	10,530
Total………………………………………………………………………………	$73,621	$88,192

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Bombay Company, Inc. and its wholly-owned subsidiaries (the “Company” or “Bombay”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and that of the Company’s Fiscal 2006 Annual Report on Form 10-K.

General

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

Bombay operates primarily through two retail channels: store based, which consists of Bombay’s core offering (“core”), Bombay Outlet and BombayKIDS stores located in the U.S. and Canada; and direct-to-customer, which consists primarily of the Company’s website operations. Bombay core stores feature timeless and classically styled home furnishings including accessories, wall decor and furniture focusing on the bedroom, the home office, the dining room and the living room. Bombay Outlet stores, which are located primarily in major outlet centers across the United States and in Canada, feature an assortment of home furnishings similar to the Bombay core store offering at lower price points. Additionally, Bombay Outlet stores provide a channel to liquidate overstocks of Bombay core and BombayKIDS product. BombayKIDS features a limited line of children’s furniture, textiles and accessories for children’s bedrooms and bathrooms.

In addition to our primary retail operations, Bombay has an international licensing business which contributed incrementally to profitability but was not significant to our operations in Fiscal 2006.  Unless specified otherwise, the discussions in this Quarterly Report on Form 10-Q relate to the Bombay retail operations, including Bombay core, Bombay Outlet and BombayKIDS, and direct-to-customer.

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

Executive Summary

Bombay is a multi-channel specialty retailer of value-priced home furnishings throughout the United States and Canada.  Founded in 1978, the Company has a history of providing sophisticated home furnishings that are timeless, classic and traditionally styled.  Bombay designs, sources and markets an assortment of proprietary large furniture, occasional furniture, wall décor and decorative accessories which are sourced from approximately 26 countries worldwide with over 90% of products designed or styled to our specifications. We operate primarily through two retail channels: store based, which consists of Bombay’s core offering, Bombay Outlet and BombayKIDS stores located in the U.S. and Canada; and direct-to-customer, which consists primarily of the Company’s Internet operations.  We also have an international licensing business that is immaterial to overall revenue but contributes incrementally to profitability.

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: same store sales, sales per square foot, sales and gross margins, operating margins as a percentage of revenue, cash flow, and inventory.

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

Phase I:    Beginning in June of 2006, management initiated an aggressive campaign to eliminate excessive costs and ensure the liquidity of the Company through the 2006 holiday season.  The initiatives undertaken were to reduce employee headcount, control discretionary in-store mark-downs, eliminate unproductive advertising, aggressively reduce inventory levels and renegotiate the existing lending agreement.  These initiatives, implemented between June and December of 2006, are expected to generate an estimated $28 million to $31 million in annualized cost reductions.

Phase II:  To further strengthen our transformation plan we focused on creating a platform for sustainable and profitable growth.  Over the past several months, Bombay management has conducted an in-depth review that included analysis of store and product performance, sourcing models and processes, operational productivity and expenses, marketing, merchandising and administrative expenses.  We have taken a “return to basics” approach which focuses on the core strengths of the Company to re-establish Bombay as a leading specialty retailer of traditional and classic home furnishings, decor and accessories.  While we are encouraged with the results of our cost cutting and restructuring initiatives that were put in place during the first half of Fiscal 2006, the difficult retail environment has resulted in continuing losses and declining cash flow.  The Board of Directors has engaged William Blair & Company, an investment banking firm, to seek investors or other strategic alternatives to provide additional liquidity to enable the Company to achieve its long term goals and return to positive cash flow.  In the meantime, during the second quarter of Fiscal 2007, the Company entered into a new $10 million secured term loan facility to supplement working capital needs and for other corporate purposes.

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
We have determined that in order to achieve a successful conversion of combo stores, a gradual phase-out of BombayKIDS will minimize customer isolation and loss for those who primarily visited stores for BombayKIDS merchandise. We have recently initiated a phased transition plan to convert all combo stores to Bombay core stores by the end of

Fiscal 2008. During the intervening period, a reduced BombayKIDS assortment, comprised of the top selling BombayKIDS SKUs, will be presented in certain locations and will be available on the Internet. During Fiscal 2006, the Company reduced headcount related to BombayKIDS design, purchasing and marketing. To replace the BombayKIDS assortment in large format stores, the Company has been developing and introducing new product and merchandising plans. We ended the quarter with 25 BombayKIDS stores compared to 62 stores the same time last year.

Rationalize Store Base: Management has identified approximately 75 stores for closure during Fiscal 2007. A total of 19 underperforming stores have been targeted for closing, prior to lease expiration. These stores are expected to be closed before the end of Fiscal 2007 at an estimated aggregate cost of $600,000 to $1,000,000, which would eliminate approximately $1.5 million in annual negative cash flow. We regularly review the real estate portfolio and reassess the appropriateness of store closings in light of current performance and estimated costs to exit leases. Additionally opportunities may be identified to close stores on an economic basis and management expects to aggressively pursue those options where feasible.

We closed 2 of these underperforming stores during the first quarter of Fiscal 2007, recording a positive income statement impact of $360,000. We are utilizing a third party specialist to assist in negotiations with landlords for early lease terminations and to restructure leases for other stores. During the first quarter of Fiscal 2007, 10 stores were closed at their natural lease expiration date, leaving approximately 13 stores to be closed at their lease expiration during the remainder of Fiscal 2007. We started Fiscal 2007 with 33 BombayKIDS stores whose square footage would be reallocated to Bombay core square footage. We reallocated square footage from 11 BombayKIDS stores to Bombay core during the first quarter of Fiscal 2007. We also closed 1 BombayKIDS store during the quarter.

Optimize Marketing Spend: Based upon successful tests during the second half of Fiscal 2006, the Company replaced catalogs and newspaper inserts with highly focused email marketing campaigns and post card mailings. These campaigns will increase customer impressions to an estimated 167 million annual impressions at a fraction of the cost and have been the primary marketing vehicle utilized during the first quarter of Fiscal 2007.

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

Results of Operations

Quarters Ended May 5, 2007 and April 29, 2006

Net revenue consists of sales to retail customers through stores, mail order and Internet, and wholesale sales to our international licensees, as well as shipping fees and other revenue.

	Three Months Ended
Net revenue (in millions)	May 5, 2007	April 29, 2006
Retail sales …………………………………………………………………………………………	$102.4	$115.5
Wholesale sales ……………………………………………………………………………………	0.6	1.2
Shipping revenue …………….……………………………………………………………………	1.6	1.8
Other revenue ………………..……………………………………………………………………	0.0	0.2
Total revenue ………………………………………………………………………………	$104.6	$118.7

Net revenue decreased 11.9% to $104.6 million for the quarter ended May 5, 2007 from $118.7 million for the quarter ended April 29, 2006. Same store sales declined approximately 10.2% for the quarter. On a geographic basis, stores in Canada generated flat same store sales growth, while same stores sales in all regions of the United States ranged from single to double digit same-store sales declines.

During the quarter, we opened 2 stores and closed 24 stores, including 11 BombayKIDS stores that were part of combination format stores. There was no change in the Company’s total retail square footage as a result of the reallocation of square footage from BombayKIDS to core Bombay stores. Overall retail square footage declined 2% since the end of Fiscal 2006. Sales from stores opened less than twelve months contributed $4.3 million during the quarter, which partially offset the $7.9 million of revenue last year from stores closed during the past twelve months. Our direct-to-customer business, driven primarily by Internet sales, increased 32% to $7.2 million in the first quarter compared to $5.5 million in the prior year period.

Shipping revenue decreased due primarily to an increase in the number of free shipping promotions that helped drive internet sales.

The following table outlines the sales mix by product category for the three-month periods ended May 5, 2007 and April 29, 2006:

	Three Months Ended
Sales mix:	May 5, 2007	April 29, 2006
Large furniture ………………………………………………………………	43%	42%
Occasional furniture…………………………………………………………	13	10
Accessories………………………..…………………………………………	29	32
Wall decor……………………….……………………………………………	15	16
Total revenue…………...……………………………………………	100%	100%

The increase in occasional furniture as a percentage of the overall mix is the result of the focus on take-with furniture to drive higher velocity at higher margins. Accessories declined as a percentage of the overall mix due to deemphasizing certain categories such as garden and crystal and frames in favor of other accessory and occasional furniture categories. The average ticket increased 5% during the first quarter due to the more significant role that furniture played in the overall mix. The number of transactions however declined 16% as we have seen declines in traffic across the country and closed stores during the period.

Cost of sales, including buying and occupancy costs, was $87.4 million for the first quarter of Fiscal 2007 compared to $94.7 million for the same period last year. Gross margin for the quarter declined 370 basis points compared to the prior year period, primarily attributable to a 240 basis point decline in product margin. The decline in product margin was related to a larger portion of sales being generated by promotional activity, particularly in the furniture area. Buying and occupancy costs were $26.2 million or 25.0% of revenue for the quarter ended May 5, 2007 compared to $28.2 million or 23.7% of revenue for the corresponding period of the prior year. Total buying and occupancy costs declined $2.0 million due to the reduction in store count and the lower cost per square foot as the number of off-mall stores increased; however, as a percentage of revenue, such costs increased 130 basis points due to the deleveraging of fixed costs against the declining sales base.

Selling, general and administrative (“SG&A”) expenses decreased $8.1 million to $31.7 million, or 30.3% of revenue in the first quarter of Fiscal 2007, compared to $39.8 million, or 33.5% of revenue, for the comparable period of the prior year.

Marketing and visual merchandising costs decreased approximately $4.0 million or 290 basis points as a result of shifting the marketing focus to email marketing and reducing our reliance on other more expensive marketing vehicles.

At the store level, SG&A expenses decreased $2.2 million but increased 20 basis points compared to the first quarter of the prior year. The decline was related to lower costs that vary directly with sales such as payroll, credit card fees and supplies; however, as a percentage of sales, these costs increased due to the lower sales base.

Corporate office SG&A decreased $1.9 million primarily due to a reduction of $1.0 million in payroll and related costs as a result of efforts made in Fiscal 2006 to streamline the organization and $0.4 million reduction in insurance costs which are directly affected by payroll and headcount as well as changes made to the medical insurance plan during the summer of Fiscal 2006. In addition, current year amounts include $0.7 million of foreign exchange gains compared to $0.1 million of gains during the prior period.

For the quarter ended May 5, 2007, interest expense was $1,092,000 and interest income was $18,000, compared to interest expense of $244,000 and interest income of $37,000 in the first quarter of Fiscal 2006. The increase in interest expense is the result of higher overall borrowings under the Company revolving credit agreement due primarily to increased losses and higher inventory levels.

For the first quarter of Fiscal 2007, the Company recorded an income tax benefit of $75,000 compared to $404,000 in the first quarter of Fiscal 2006. The income tax benefit reflected in the first quarter of Fiscal 2007 relates primarily to the Canadian operations, net of estimated state income tax expense, which results in an effective tax rate of 0.5%. The Company does not expect to recognize tax benefits associated with its U.S. operations during the current fiscal year. We recorded a valuation allowance against all U.S. deferred tax assets in the fourth quarter of Fiscal 2005 as a result of cumulative losses in recent years. Under generally accepted accounting principles, a pattern of future profitability in reversal of the current cumulative loss trend would result in the reinstatement of all or part of the deferred tax assets.

Liquidity and Capital Resources

We have historically financed our operations through operating cash flow, proceeds of public offerings of common stock and asset sales, and on a seasonal basis, through working capital credit facilities. Over the recent past, we have made substantial investments of capital to address expiring leases and invest in technology and supply chain infrastructure. For the past three fiscal years, we have experienced cumulative operating losses and during Fiscal 2007 had negative net cash flows from operations. All of these factors have reduced our cash balances and working capital from historical levels and increased the outstanding borrowings under our credit facility, raising substantial doubt about the Company's ability to continue as a going concern.

As of May 5, 2007, the Company had $3.8 million in cash and cash equivalents, $36.6 million of working capital, $78.6 million in outstanding debt under our existing credit facility and $27.9 million of availability under the credit facility for additional borrowings or letters of credit. During Fiscal 2006, we undertook a number of measures to reduce expenses and improve liquidity, including reducing corporate headcount, commencing the exit of the dedicated BombayKIDS business, reducing advertising expenditures and entering into our new credit facility. Management has identified a series of additional activities that it believes will be critical to achieving the Company’s long-term goals, including reducing inventory levels and returning to historical levels of inventory turnover, closing selected underperforming stores, and enhancing the merchandise assortment, allocation and presentation. The Company’s plan contemplates incurring additional operating losses during Fiscal 2007.

During Fiscal 2006, the Board of Directors engaged William Blair & Company to seek investment or other strategic alternatives. In April 2007, a confidential descriptive memorandum was distributed to potentially interested investors and the Company is aggressively pursuing options. The process is progressing and in May 2007, the Board of Directors received non-binding offers to purchase the Company. Such offers are subject to material conditions including substantial due diligence. While the Board is encouraged by these offers, there is no assurance that these offers will ultimately lead to a transaction.

In May 2007, the Company entered into an agreement for a new $10 million, secured term loan facility with a fund managed by GB Merchant Partners, LLC.  The facility is coterminous with the Company’s existing $125 million secured revolving credit facility with GE Commercial Finance. The new facility will provide incremental liquidity to fund working capital requirements and other corporate needs.

Working capital decreased by $11.1 million primarily due to increased borrowings under the credit facility of $39.3 million offset by $17.7 million in lower accounts payable and accrued expenses due to the timing of rent checks clearing and adjustments made to the flow of inventory. Our continued losses and lower sales resulted in higher inventory levels of $3.3 million, lower customer prepayments of $1.8 million, lower income tax payable of $1.3 million and a lower returns reserve of $1.0 million. Additional changes in working capital related to the timing of payments for sales taxes and field bonuses accrued at year end and paid during the first quarter of Fiscal Year 2007.

During the first three months of Fiscal 2007, cash flow utilized by operating activities was $27.2 million compared to $18.6 million during the first three months of Fiscal 2006. The decrease in the cash flow from operating activities results from decreases in account payable, customer prepayments and other current liabilities.

Cash flows used in investing activities declined $0.4 million from $1.8 million last year to $1.4 million for the first three months of this fiscal year. Fewer new store openings and migrations to off-mall locations as well as a decline in the expenditures relating to distribution center expansions and systems are the primary reasons for the decline in capital expenditures as we tightly control cash. For the full fiscal year, we estimate capital expenditures, net of landlord allowances, will be approximately $7 million as we address expiring store leases and make required investments in systems to ensure that we are compliant with credit card processing requirements.

Cash flow provided by financing activities was $31.5 million during the three months ended May 5, 2007 compared to $19.8 million for the three months ended April 29, 2006, due to an increase in borrowings under the Company’s credit facility resulting from carrying higher inventory levels and decreased sales during the period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of Fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, the Company recorded a $2.3 million increase in the liability for unrecognized tax benefits, and a decrease to retained earnings of $4.0 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from fluctuations in interest rates as they impact our short-term borrowings and investments. At May 5, 2007, the Company’s had borrowings of $78.6 million under its credit facility. For the three months ended May 5, 2007, average borrowings under the facility were $67.0 million. If interest rates changed by 100 basis points, the Company’s interest expense would change by approximately $200,000 for the three-month period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of May 5, 2007 in alerting them in a timely fashion to material information relating to the Company that is required to be included in periodic filings with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended February 3, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing the Company. Additional risks and uncertainties that we currently deem to be immaterial, or that are not currently known to us, may materially adversely affect our future results.

The Company may not be able to maintain its listing on the New York Stock Exchange.

The New York Stock Exchange (“NYSE”) has minimum continuing listing standards that it requires of its listed companies including thresholds regarding stock price, market capitalization combined with minimum stockholders equity and total market value. During May 2007, the Company received notices from the NYSE that the Company was not in compliance with NYSE continued listing requirements because the average closing share price of the Company’s common stock over a consecutive 30-trading day period was less than $1.00 and the Company’s 30-day average market capitalization and stockholders’ equity had both fallen below $75 million. The Company has notified the NYSE that it intends to cure the deficiencies and has submitted a business plan to demonstrate its ability to achieve compliance with the continued listing standards. If the NYSE does not accept the Company’s plan materials, if the Company is unable to gain compliance with the continued standards within the timeframes allowed, or if the Company falls below the NYSE’s minimum continued listing standard requiring average market capitalization over a 30-trading day period of at least $25 million, the Company would intend to seek arrangements for its common stock to be quoted on the OTC Bulletin Board or similar quotation system. The inability to maintain a listing on a national market could adversely affect investors’ ability to trade in the stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning purchases made by or on behalf of Bombay or any affiliated purchaser (as defined in the SEC’s rules) of Bombay common stock for the periods indicated.

Purchases of Equity Securities by Bombay

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
February 4 - March 3, 2007	--	--	--	$ 3,366,711
March 4 - April 7, 2007	4,896	$ 1.30	4,896	$ 3,360,346
April 8 - May 5, 2007	5,578	$ 1.96	5,578	$ 3,349,393
Total	10,474		10,474

(1)   Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards.

(2)   During the period from June 1998 to July 2000, the Board of Directors authorized the repurchase of common stock up to an amount aggregating $30 million. Under the repurchase program, the Company is allowed to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Since the inception of the share repurchase program, the Company has repurchased a total of 6.5 million shares of common stock for a total cash investment of $26.7 million ($4.12 per share).  Our repurchases of common stock are limited under our debt agreements.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

(a)   The Exhibits filed as a part of this report are listed below.

Exhibit Number	Description

10(a)	Term Loan Agreement (1)

10(b)	Guaranty and Security Agreement (1)

10(c)	Pledge Agreement (1)

10(d)	Promissory Note (1)

10 (e)	Second Lien Deed of Trust, Security Agreement, Assignment of Leases and Rent and Fixture Filing (1)

10 (f)	Amended and Restated Canadian Security Agreement (1)

10 (g)	Amendment No. 1 to Credit Agreement (1)

10 (h)	Amendment No. 1 to Guaranty and Security Agreement (1)

10 (i)	Canadian Security Agreement (1)

10 (j)	Intellectual Property Security Agreement (1)

10 (k)	Intellectual Property Security Agreement (1)

31(a)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31(b)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (1)   Filed with the Commission as an Exhibit to the Company’s Report on Form 8-K on June 11, 2007.  Such Exhibit is incorporated herein by reference.

THE BOMBAY COMPANY, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 THE BOMBAY COMPANY, INC.
                 (Registrant)

Date: June 14, 2007                                                                                                                     /S/ DAVID B. STEWART
                                                   David B. Stewart
                                                       Chief Executive Officer

       Date: June 14, 2007                                                                                                                    /S/ ELAINE D. CROWLEY
                                                    Elaine D. Crowley
                Senior Vice President, Chief
                Financial Officer and Treasurer